Form 10-K
period 2008-08-31
PAY BY THE DAY HOLDINGS INC.
filed 2008-12-01
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-149552

PAY BY THE DAY HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

193 Jardin Drive, 2nd Floor West Concord, ON	L4K 1X5
(Address of principal executive offices)	(Zip Code)

(905) 760-0475
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended August 31, 2008: $4,343

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of  December 1, 2008 was: 619,000

Transitional Small Business Disclosure Format:   Yes ☐     No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Pay By The Day Holdings, Inc. (the “Company” or “PBTD” or “Pay By The Day”)) was incorporated in August 2007 in Nevada; on August 31, 2007 we entered into a Share Exchange Agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003, whereby Pay By The Day Company Inc. became our wholly owned subsidiary. Pay By the Day Company Inc. commenced operations in July 2003 and at the time of the Share Exchange the sole owner of Pay By The Day Company Inc. was Jordan Starkman, Pay By The Day Holdings Inc’s. sole officer and director.  Our business office is located at 193 Jardin Drive, 2nd Floor West, Concord, ON L4K 1X5.  Our telephone number is 905-760-0475 or 1-800-854-7970.

The Company was incorporated in Nevada in August 2007 with the “Pay By The Day” branding as a basic premise of our business model with a primary focus on direct sales of Computer Products and Consumer Electronics.  Our name is a reflection of today’s demanding financing environment.  We are a one stop shop for our customers who may have limited access to capital and a need or desire to purchase our product offerings.

The company operates under the web-site address www.paybytheday.com.  In addition, PBTD in August 2003 through ordinary business dealings acquired the web-site addresses and the 1-800 numbers for The Buck A Day Company Inc. The Buck A Day Company went bankrupt in 2003, and PBTD was able to launch its business operation and generate a steady flow of applications of approximately 50 applications per week for the first 2 years of operation from the Buck A Day Company’s 1-800 numbers and web site addresses.

Our Company has recognized the sales and profit potential of selling Computer Products and Consumer Electronics to customers that may want or need to use credit facilities to make their purchases.   These products include desktop and laptop computers, TV’s, cameras, video games, iPods, and audio equipment. Our goal is to be a key player in the sale of Computer Products and Consumer Electronics directly to consumers through a targeted multi-media direct marketing approach.  The company’s primary success will come from consumers desire to purchase products through a variety of financing options and payments starting at “a dollar a day”.

Pay By The Day’s targeted multi-media direct marketing approach involves a combination of both television commercials and print advertisements in selected communities that fit our target market.  Our primary concentration is rural communities lacking big box retailers and customers who are not price conscious.

Pay By The Day has sold computer systems and negotiated financing for customers all across Canada.  PBTD finances the transactions through either a third party finance service provider, or PBTD finances the purchase internally requiring a down payment.  PBTD currently has a steady flow of applications for financing of computers and consumer electronics from our past advertising campaigns, however our approval rates have declined over the past 2 years. All applications received by PBTD are for financing purposes.  When the application is submitted by the customer, there is no specification as to who is to provide the financing.  The Company’s first resort is to have the application approved by our 3rd party finance provider, however if declined, PBTD will attempt to finance the transaction internally.   Currently, PBTD receives approximately 5-7 applications per week.

Pay By The Day CreditPlus offers products and information that will improve credit worthiness for our target group through PBTD’s own internal Secured Credit Card  and PBTD’s internal financing.  PBTD CreditPlus Secured Credit Card is operational and we have had customers apply.  The applications received and the inquiries into the program stem from the PBTD web site.  However, we currently have no customers signed up to the program and we have no security deposits being held in trust.

The majority of our revenue is derived from the products sold to customers as opposed to credit services.  These products are sold and financed either through PBTD’s third party finance service provider, financed internally through PBTD requiring a down payment, or purchased on the PBTD CreditPlus Secured Card.  Our profits are derived from the markup on the products sold.  We have had a number of customers enquire and apply for the CreditPlus card, however, we currently do not have any accounts open and we have never had a customer make a purchase on the CreditPlus card.  We have been increasing the number of transactions financed internally due to the difficulties in approving customers for credit through our third party finance service provider.  In order to limit our exposure on transactions financed internally, PBTD requires a down payment on the products purchased.  The down payment will cover the majority of our purchase price and we finance the balance owing at an attractive 0% interest rate.

Pay By The Day’s mission is to become a key competitor in the direct sale of Computer Products and Consumer Electronics, while PBTD’s CreditPlus division desires to become one of Canada’s leading marketer and provider of Secured Credit Card options for customers who wish to establish or re-establish credit history.  Given the Canadian marketplace for secured credit card products we believe there is a significant opportunity for Pay By The Day to capture a large percentage of the market.  The 6 major Canadian financial institutions offering secured products require a minimum security deposit of $1,000.  Additionally, there are only 3 financial institutions in Canada who promote secured credit cards as a way to rebuild credit.  Home Trust requires a $1,000 deposit, People’s Trust has the secured MasterCard program requiring a $500 deposit, and Capital One who we consider to be the largest player in Canada, requires a minimum security deposit of $75.  A large portion of consumers who wish to establish or re-establish credit history do not necessarily have $1,000 or want to tie up $1,000 for a secured credit card.  We believe having a lower security deposit option of $200 provides an attractive option to these individuals, and is the basis for our belief that we will be able to compete with the other financial institutions offering a similar product.

Our concept consists of the following components:

Company: To create a well respected and recognized brand in the sale of computers and consumer electronics on a financing basis. The company will also be a means for customers with poor credit rating to improve their credit rating by the repayment of financing provided to them by PBTD Computers. Product: To sell only top quality brand name merchandise.

Economic: To operate the company on a sound financial basis of profitable growth, increasing value for shareholders, and creating career opportunities and financial rewards for our employees.

PBTD Computers Operation

Typical Revenue Producing Transaction:

A customer’s first experience with us is generally when they call our toll free number in response to one of our marketing campaigns.  Our primary sales efforts are directed towards customers who contact us as a result of our marketing campaigns.  Our secondary sales efforts are made through out bound sales calls from our offices.  Customers are also able to come to our office and pick up their purchases.

Once customer contact has been established, a credit application is filled out. Credit applications are either filled out online or over the telephone. Each application is carefully screened prior to being forwarded to our third party service provider for financing, where it is processed in order to review the customer’s credit history. We attempt to collect as much information as possible to determine the credit worthiness of the customers in order to ensure a high approval rate with our financing service provider and to minimize unnecessary credit checks on our customers. PBTD’s screening process consists of evaluating the finance companies parameters for approval. We view the content on the application and follow up with a phone call to the customer to verify income and income source. We also verify if the applicant rents or owns a home, whether the applicant has collections, credit cards, or judgments against them. Our third party finance service provider prefers applicants who have steady work history as opposed to a social assisted income, owners and not renters as renters are too transient, some form of existing credit, and limited defaults on file. However, our 3rd party finance provider is willing to grant approvals and make exceptions on a case by case basis. For example, the applicant may have limited credit history but has a relatively secure steady income, or the applicant may be on social assistance but owns their own home. If we feel the chances of approval are low, we do not run an Equifax report and we do not forward the application on for financing. After gathering the additional information and if we feel there could be an approval, we run the Equifax report and send it along with the application to our third party finance service provider. Once we decide to forward an application to our financing provider, the customer is either approved or declined for financing.

Declined customers have the option of paying by money order, certified check, cash or credit card. The customer also has the option of choosing our internal “Pay By The Day” credit program through which they are automatically approved upon providing us with a 50% down payment with the remainder of their payments spread out over a 12 month term. This is a completely internal financing program and requires no outside financing assistance. These customers will also be given the opportunity to receive the PBTD CreditPLUS Secured card.

For customers that are approved for financing by our service provider, the service provider underwrites the credit. Approved applications are extended a pre-determined level of credit ranging from $1,000 -$5,000 through our third party finance service provider. Our company’s success will depend on our ability to generate a high volume of credit worthy customers who will be approved for credit by our third party finance service provider. The more approved applications we have, the greater the opportunity for us to complete a sale of our products.  There are no fees paid to PBTD from our third party finance service provider on the financing of computers and consumer electronics.  The third party finance service provider simply provides the service of underwriting the credit for our customers and providing us with the opportunity to make a sale.

The fundamental concept of our business involves the granting of credit by either our third party finance service provider or by PBTD internally.  Our relationship with our third party finance service provider is one that will hopefully expedite our growth process by providing a seamlessly easy application process with a high probability of customer approval rates.  They have the ability to finance both A and B level credit on a Conditional Sales Contract program or a 3 year lease contract   A Conditional Sales Contract is commonly known as buying on an installment plan and requires the giving of a promissory note for the purchase price under the contract.  It is a type of agreement to sell whereby a seller retains title to the goods sold and delivered to a purchaser until full payment has been made.  A conditional buyer has the right of possession of the goods so long as the terms and conditions of the agreement are met.  A Conditional Sales Contract is similar to a lease contract except at the end of the term the buyer obtains ownership of the goods as soon as the final payment to the seller is made.

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer.  If the customer has “B” level credit then the pay out amount to us is 90% of the $1,000 transaction amount.  There is no recourse on transactions rated as an “A” credit deal, however PBTD has 1st payment recourse on “B” credit deals. Once the customer has made their 1st payment, PBTD is no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turn around time for approvals or declines.  PBTD is not related to any of our service providers except for the relationships described.

The Company’s business operation relies upon a third party service provider to approve for credit and finance PBTD’s customer’s purchases. If PBTD encounters difficulty in obtaining customer credit approvals for financing, the company’s business will suffer. Due to the company’s increasing difficulty in obtaining credit approvals, the company has reached an agreement with Tanner Financial Services Inc. in July 2008 to accept and process PBTD customer applications. We believe the relationship with Tanner Financial will increase our approval rates leading to increased sales, as they are a more aggressive lender willing to take on additional risk by financing A, B, and C level credit customers. The terms and conditions of the agreement with Tanner Financial are the same as previous 3rd party finance providers. Furthermore, the company has turned to self-financing and has financed new/off-lease desktop computers and laptops, and consumer electronics for customers willing to put down 50% of the total purchase price of their order. The main selling features and the attractiveness of the PBTD financing route is the 0% interest rate and the reporting of the trade to Equifax on a monthly basis, allowing the customers who can afford the 50% down to rebuild or reestablish credit history. The key component is the 50% down payment, and we realize this financing option is not for everybody. The 50% down payment can translate into a $200-$500 down payment which is significant for customers who wish to pay for purchases on a payment plan and for those who cannot afford to make purchases at their local store.

We believe we can continue the operation of financing merchandise internally with a limited amount of capital because the 50% down payment required by the customer covers the majority of the cost of the merchandise.  PBTD has limited its exposure and risk in case of default by the customer, and there is limited capital required to finance these purchases.  As PBTD raises additional capital, the company will on a case-by-case basis determine if additional risk is warranted based on the customer’s credit rating.

Once approved by our third party service providers for financing, our customers are sent all the necessary documentation and instructions on what identification they are to provide us with in order to finalize the deal.   We deal primarily through facsimile transmission.  In general a customer must provide us with the following information:

·        All documents signed and dated
·        A copy of a void check from their financial institution (for automatic withdrawals)
·        A copy of picture identification, front and back (driver’s license, passport, etc.)
·        A copy of proof of residence (phone bill, utility bill, etc.)

Once we receive the information by fax, we consider the deal to be finalized. The information is sent to our finance service provider. The shipment is shipped via Purolator or Fed-Ex and our financing service provider forwards funds to us immediately upon delivery of the shipment. While we always send a self addressed stamped envelope to our clients and request the original documents to be sent back as soon as possible, the deal is considered done upon receipt of client information in any form.

Potential customers who call while our sales staff are unavailable are tracked by a call capture system which allows us to contact the customer from the downloaded phone numbers. Our internal sales staff will use its best efforts to return such calls immediately.

We market and sell brand name merchandise directly to consumers utilizing a multi-media approach through television, print media, radio and web based marketing efforts. All advertising campaigns utilize toll free phone numbers for direct consumer response while also promoting our web site (www.paybytheday.com). Our advertising campaigns are broad based across Canada with emphasis on our primary product, with delivery right to our customers’ front door, and with no money down.

The Call Centre

We collect leads through calls that come into our office as a result of our multi-media advertising campaigns.  We also make outbound calls to individuals in targeted demographic groups throughout Canada.  All inbound and outbound calls are executed by PBTD staff and are not outsourced. By utilizing our existing staff and phone system we eliminate the additional costs associated with outsourcing. If additional staff are needed, PBTD’s back end database allows for easy access from any computer at anytime. We can arrange for staff to work from home, place calls from their own phone, and email the necessary documents to the customer from home thereby eliminating additional expenses.

PBTD CreditPlus Secured Credit Card

Typical Revenue Producing Transaction:

A customer’s first experience with us is generally when they call our toll free number in response to one of our marketing campaigns.  We use Television and Print for most of our advertising.  Our primary sales efforts are directed towards customers who contact us as a result of our marketing campaigns.  Our secondary sales efforts are made through outbound sales calls from our offices to previously declined applicants.  We have accumulated thousands of applications from customers that did not qualify for traditional financing but would be ideal candidates for the PBTD CreditPlus program.  Customers are also able to come to our office to inquire and sign up for PBTD CreditPlus program.

Once customer contact has been established, a credit application is filled out either over the phone, on-line, or the customer can mail in the application. For those customers seeking a Secured MasterCard, the customer fills out a People’s Trust application with PBTD’s reference number on it. The application is forwarded to People’s Trust and processed by them for a MasterCard. If the customer proceeds with People’s Trust, PBTD receives a $25 referral fee per approved applicant. To date no fees from People’s Trust have been earned. The minimum credit limit for People’s Trust is $500.00.

Through the CreditPlus program, a credit check is usually not required.  If the customer wishes to view his/her credit report, we steer them to our web site that has a link to Equifax.  Equifax pays PBTD a small fee on customers self-administered credit checks generated from the PBTD web site. To date we have earned minimal fees from Equifax.

Technically, everyone who applies for the CreditPlus card is approved except for applicants who are bankrupt and have not been discharged. Once approved internally, our customers are sent all the necessary documentation and instructions on what they are to provide us with in order to finalize the application process.  The application must be signed by the customer and sent back to us with their security deposit.  The security deposit is the customer's credit limit with PBTD.  The minimum credit limit for the CreditPlus program is $200.  This limit allows for easy access to the program yet the product selection is limited to the lower priced consumer electronics such as iPods, cordless phones, and any other item under $200 only offered by PBTD.  If a product sells for more than the customer's credit limit, the customer can still use their CreditPlus account by paying the difference upfront, otherwise the customer is not eligible. We accept a personal cheque, money order, or on the application the customer can fill out the Pre-Authorized Payment section and PBTD has the ability to debit their account on the day specified on the application. Once the security deposit has been received, we process the application and the customer receives their introduction package containing the PBTD CreditPLUS account number, the Disclosure Statement and Cardholder Agreement, and an overview of our product selection highlighting the monthly promotion.  The customer’s security deposit is held in an interest bearing account with interest (currently 1.5%) payable annually.  The security deposit is 100% refundable assuming the customer's account has a $0 balance.

PBTD currently has a relationship with the two major credit bureaus in Canada. Once the customer’s file has been set-up internally, PBTD will report to Equifax all customer account information, and update each file on a monthly basis.

In light of the ease of applying for the PBTD CreditPlus program, PBTD has had customers apply for the program but currently has no active customers on file.  PBTD has encountered a few obstacles in the conversion from applicant to customer because the card can only be used at PBTD.  The card is an internal card much like a department store's credit card and differs significantly from a typical credit card (VISA/MasterCard) that can be used in all accepting locations.  This limitation is discouraging for our applicants, and to alleviate this problem PBTD is currently in discussions to attach a debit card feature to the card in order to increase the programs attractiveness.  The purpose of the debit card function is to allow for cash advances to take place instantly while providing the user with instant access to purchases at any location with a debit card terminal.  This will increase the use of the card while accomplishing the main goal of rebuilding credit.  In addition, PBTD has lacked the capital to aggressively advertise and market the program.  This translates into very few inquiries and applications, and the only inquiries are generated from the PBTD web site.

In order for PBTD to still take advantage of the customers who have applied for the PBTD CreditPlus card and decided to not pursue the program, PBTD decided to form a relationship with People’s Trust’s Secured MasterCard program.  This is an alternative option for rebuilding credit with the attractiveness of the card being a MasterCard.  As mentioned previously, our relationship with People’s Trust ends upon the payment of $25 to PBTD for every approved applicant.  There are no additional fees paid to PBTD and People’s Trust is under no obligation to pay us a fee on its future business with the applicant. To date no fees from People’s Trust have been earned.

MasterCard:

Through People’s Trust MasterCard program, almost all applications are automatically approved for a Secured MasterCard.  The People’s Trust Secured Master Card has many advantages over the PBTD CreditPlus Card.  The PBTD CreditPlus Card is limited to only Pay By The Day, whereas the People’s Trust MasterCard can be used in millions of locations throughout the entire world.  Customers are able to place phone and internet orders, rent cars, book hotels and airline tickets and avoid carrying cash for all but the most essential situations.  We also grant customers a 10% discount on all items that they purchase through the PBTD web site with their MasterCard.  The Secured MasterCard has a $500 minimum credit limit with all regular credit card fees attached to it.

Products to Purchase:

Currently, PBTD customers inform staff as to what products they are interested in and PBTD sources the product for the customer. PBTD will have an on-line product catalogue consisting of over a hundred different products ranging from $20-$1500.  We will have many products available for sale under $100 to accommodate the customers with an available credit limit below $200.  This online catalogue is not operational at this time.  PBTD will only offer brand name merchandise from IBM, Sony, Panasonic, Black and Decker, Kitchen Aid and others.  The product spectrum will consist of computers, electronics ranging from X-Box to DVD players to hand held PDA’s to cordless phones.  We will also carry small kitchen appliances, giftware, toys, and other household items.  The idea is to give the customer as much of a selection as possible to entice the customer to proceed with the PBTD internal card rather than the People’s Trust Secured MasterCard.  If the customers feel they can purchase most of their purchases through PBTD and do without the convenience of a MasterCard, we should achieve a higher closure rate.  For the customers without access to our on-line catalogue we will have a smaller version of our offering that will be mailed to the customers.  When purchases are made through our sales representatives the client must provide the password listed on the account. i.e. Mother’s maiden name.  All purchases will be shipped by Purolator or Fed-Ex.  All shipping charges are added to the cost of the product.  Statements will be sent monthly along with product listings, specials and other promotions.

The company does not have any existing licensing agreements or arrangements with any manufacturer mentioned above.  All products desired by PBTD customers are sourced and purchased at the best price through wholesalers or retailers.  PBTD has realized that the big box retailers are usually the cheapest source for computer and consumer electronics and for the most part when big box retailers put products on sale, these prices are generally cheaper than the company’s cost through regular suppliers like Supercom.  We do not compete on price and our prices are higher than most local retailers.  The concept is being able to purchase the product desired while making easy monthly payments for that product.

Used and Refurbished Computers and Computer Components

We have formed a relationship and have an account with Imported Brands of Toronto, Ontario to supply us with Used and Refurbished computers.  In addition, Imported Brands has the ability to warehouse and ship off-lease IBM Computers on our behalf to our customers.  Used computers will be offered as an option to individuals that fail to meet the criteria for financing through Tanner Financial Services Inc. for those customers that choose to purchase lower priced systems that fall below the minimum financing threshold.  We do not have any contracts with Imported Brands nor do we need a contract with any supplier.

New Computers

Pay By The Day has created a relationship and has an account with Supercom of Richmond Hill, Ontario to be supplied with IBM/Lenovo Computer Systems and Peripherals.  The brand recognition of IBM products and the infrastructure of Supercom, IBM Canada’s largest distributor, are an ideal fit for Pay By The Day.  Supercom is capable of handling all shipping details and will temporarily warehouse computers for Pay By The Day.  We are currently discussing credit terms with Supercom and will have an agreement in place by the next fiscal quarter.  When supply is low with Supercom, we have arranged for alternative supply through other distributors including Ingram Micro, Lenovo directly, and ALC Micro.  We do not have any contracts with Supercom or any other supplier, nor do we require a contract from any supplier.

Electronic Equipment

We currently purchase our electronics through wholesalers and retailers in Canada or retailers in the U.S. because of the lower cost base and the strength of the Canadian dollar.   We deal with and sell only recognizable and well-established brand name products.  Sony, Samsung, and JVC boast an extensive selection of products primarily in consumer audio and video, offering digital cameras, Camcorders, Televisions, DVD players and complete Audio Systems.

Credit Limit:

The credit limit for the PBTD CreditPlus program will always be set at the security deposit amount.  The customer can put down as little as $200, or as much as $2,500.  The customer can increase the limit on the card by sending additional funds to PBTD and clearly indicating that they are requesting a credit line increase.  If an overpayment is made but a request is not made to have the credit limit raised, the available credit will increase temporarily, but the credit limit will remain the same.  The customer may make purchases up to the limit of the PBTD card or they can use their card to make cash advances by calling PBTD. The PBTD card is a revolving line of credit. As the customer uses the card, they are continually borrowing against their line of credit and repaying it. The amount of credit available at any time will vary depending on the current outstanding balance.

Cash Advances:

Customers in need of a cash advance may request one by calling PBTD customer service.  Customers must have made at least 3 payments prior to any cash advance.  We only make cash advances available for a minimum of $100.00.  There is a cash advance fee of $8 charged on the customer’s next billing statement. We are currently negotiating with InterCash Canada to implement a debit card feature on our PBTD CreditPlus card that will allow for an easier transfer of cash and increase the marketability of the card.

Payments:

The minimum monthly payment is 5% of the outstanding balance or $20, whichever is greater.  Customers are required to pay at least the minimum monthly payment on the statement by the statement due date.  The security deposit will not be used to pay off balances except in default.  Payments can be made by mailing a cheque or money order directly to PBTD with the enclosed envelope provided with the statement.  The customer may also provide PBTD with their banking information for a direct debit to their account for the payment amount.

Refunds and Card Cancellation:

Deposits are held as long as the account with PBTD remains open.   A written request is required for a refund.  A request for withdrawal of the Security Deposit will be treated as a request to terminate the Agreement and cancel the Account with all of its rights and privileges.  After the debt is paid in full we will return the remaining balance of the Security Deposit plus any earned interest.

Revenue Stream:

PBTD’s revenue stream is currently 100% generated from the sale of computers and consumer electronics.  The revenue is derived from the markup of products sold.  There is no fee paid to PBTD from our third party finance service provider.  PBTD gets paid the transaction amount financed by the third party finance service provider, and there are no additional fees paid to PBTD on subsequent purchases financed by the third party service providers outside of PBTD.

For the PBTD CreditPlus program, there is a one-time set up fee of $99 charged to the customer on their first statement.  There is a monthly service charge of $7.50 that will provide PBTD with recurring revenue.  In addition, PBTD will generate additional revenue from customer purchases on the PBTD CreditPlus card.  The revenue generated is derived from the markup of products purchased by the customer.

We offer a 0% interest rate on our internal financing as well as on the CreditPlus program.  We believe the 0% interest will be attractive to the customers as we want to help them and not bury them with high interest rates.  The 0% interest is also a very powerful sales tool.  Almost all lenders have interest rates in the low to mid twenties.  We are the first to introduce 0% interest.  In lieu of the interest rate charges, we will have a monthly late fee of $5 that will be added to the customer’s next monthly statement.  Each customer has a 3-day grace period after which the late charge is applied.  Other applicable fees include a $35 NSF.  Through the People’s Trust MasterCard program, they will pay us a $25 referral fee for every approved application.  There are no additional fees paid to PBTD from People’s Trust subsequent to the $25 referral fee on applicant approval, and there are no fees paid on customer credit purchases made through People’s Trust. The relationship with People’s Trust ends upon payment to PBTD for the approved application.

Competition

We compete based on our ability to market and sell products to individuals and small businesses who, in order to purchase our products, require credit with no down payment and low monthly payments. Our primary competitive advantage is actually a service rather than a product. We help our customers find financing. In selling Computer Products and Consumer Electronics, we face significant competition. We consider the retail channel competition to be primarily price driven, whereas we have found the direct channel provides us with greater margins, less competition and greater growth opportunities.

In Canada, our biggest competitors in the area of phone and web computer sales are Dell Computers and MDG Canada.  Nationwide Computer and Consumer Electronics retailers include Best Buy, Circuit City, and the Future Shop which are our retail channel competition.

There are three companies in Canada pursuing the Secured Credit Card business: Capital One, People's Trust, and Home Trust. The main problem with People’s Trust and Home Trust is the minimum credit limit is $500 and $1000 respectively. We believe customers with poor credit live pay check to pay check and it would be extremely difficult for one to come up with a security deposit that large. Capital One is the main contender who actively pursues bankrupt individuals and they will take on customers with a security deposit as low as $75. The main advantage in this space is that it is wide open. The Canadian market is considerably different from the US market. In the US, there are 150-200 different companies and banks offering Secured Credit Card products. The three companies in Canada do not aggressively advertise to a large audience, and we believe our future TV advertising campaign will build tremendous brand name recognition.

Competitive Advantage

We believe that the direct marketing approach to the sale of Computer Products and Consumer Electronics is very different to that of traditional retailing. Traditional retailers sell to consumers that are significantly more price-conscious. We compete based on our ability to market and sell products to individuals who are less price-conscious and require credit and low monthly payments to make their purchases. These low monthly payments are extremely important to consumers who do not have the resources to make large cash purchases and do not have access to or have used up other credit made available to them.

We have recognized a strong demand for our products in rural and remote areas where access to traditional retailers is limited.  We intend to capitalize on this market by offering various products with “right to the customer’s front door” delivery.

Market

Our marketplace is nationwide across Canada with a planned expansion to the US market once we have penetrated the Canadian market.  Based on previous direct marketing experience, we are targeting specific communities and demographic groups throughout Canada.  Our advertising focus is placed on rural communities throughout Canada.  These areas include the Northern portions of Canadian provinces, East Coast provinces and Western provinces.  Our typical customer profile will be that of an individual with an acceptable credit history but insufficient funds to buy our products outright or one who chooses not to pay for the full amount at the time of purchase.

Customer Profile

Our typical customer will have the following profile:

Average income $30,000 Per Annum
65% Rent their homes, 35% Own their homes
Employed at their job 3-5 years
Age 25+

This profile is one that will generate the highest approval rate and one that we expect on a more consistent basis in the future once we begin to advertise/market the program more aggressively.

Long Term Objectives

Over the long term, we believe that the Pay By The Day business model can be exported throughout the world.  We are currently researching markets in the United States and the United Kingdom.  For the PBTD CreditPlus program, our goal is to have our own branded secured and unsecured MasterCard.

Revenue Breakdown

Over the course of the last 5 years we have realized that sales are generated in the following manner:

1. Approximately 50% from inquiries to our toll-free numbers.
2. 40% internet application based orders
3. 10% from outbound sales calls and prospecting

The closure rate from telephone enquiries tends to be higher than internet based applications primarily due to the customer being proactive and taking the initiative to apply.

PBTD currently generates all of its revenue from the sale of computer and consumer electronics financed through either a third party finance service provider or through PBTD’s own internal financing program at 0% interest.  Currently, no revenue is generated from PBTD’s CreditPlus program or through the People’s Trust referral program.

ITEM 1A.    RISK FACTORS

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in August 2007. With the exception of $22.00 in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $200,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to 31 August 2008 we have incurred a net loss of $142,614 and an accumulated deficit of $142,614. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

We are subject to regulations relating to governmental anti money laundering procedures.

The Office of the Superintendent of Financial Institutions (OSFI) regulations regarding anti-money laundering procedures requires verification of client information with two pieces of identification prior to opening an account. Since this was done when the personal checking account was opened, we fulfill this requirement by only accepting personal checks. If an applicant is unable to provide a personal check to open an account, they may do so with a money order or cash providing the application is accompanied with a Verification of Identification form completed by a notary as well as copies of the identification that was physically seen by the notary. PBTD requires two pieces of identification issued by a Canadian Government agency, one of these must contain a photograph and signature.

Our future success is dependent, in part, on the performance and continued service of Jordan Starkman, our only officer. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jordan Starkman our only Officer and Director. We currently do not have an employment agreement with Mr. Starkman. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

We are selling our products in a highly competitive market and we are unsure as to whether or not there will be any consumer demand for our products.

Some of our competitors are much larger and better capitalized than we are. It may be that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger manufacturers that invest more money in marketing. Moreover, the market for our products is large but highly competitive. There is little or no hard data that substantiates the demand for our products or how this demand will be segmented. It is possible that there will be low consumer demand for our products, or that interest in our products could decline or die out, which would cause us to be unable to sustain our operations.  The availability of computers and other electronic goods at lower or more competitive prices may cause potential customers to purchase products elsewhere which would negatively impact our business.

Our business is subject to significant risks related to the credit markets in particular consumer lending and subprime credit seekers.

The tightening of the credit markets may significantly affect our ability to proceed with our business plan.  The availability of funds for credit to consumers with less than perfect credit has been declining steadily.  Consumers who previously were able to get subprime loans may not qualify for credit in today’s market because of higher credit standards.  This may affect our business because fewer consumers will qualify to purchase our products.

The ability to successfully deploy our business model is heavily dependent upon United States’ and Canadian economic conditions.

The ability to successfully deploy our business model is heavily dependent upon the general state of the US and Canadian economy. We cannot assure you that favorable conditions will exist in the future. A general economic recession in the United States and Canada or a devaluation of the US Dollar and Canadian Dollar relative to the Euro could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues.

There is no assurance of a public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Employees

As of August 31, 2008, we had approximately 1 employee and 1 consultant to the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

Our principal executive office location and mailing address is 193 Jardin Drive, 2nd Floor West, Concord, ON L4K 1X5. Currently, this space is sufficient to meet our office, storage, and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  Our current location is provided to the company rent free from a third party and there is no lease agreement.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol PBDH.  No trades have occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of the August 31, 2008 statement, we had 42 shareholders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

We were incorporated in the State of Nevada in August 2007 and 50,000 shares of common stock were issued to Jordan Starkman for $50. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued to Mr. Starkman as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Starkman had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In August 2007 we entered into a Share Exchange Agreement with Pay By The Day Company Inc., an Ontario Corporation, whereby we exchanged 200,000 shares of common stock for all of the issued and outstanding shares of Pay By The Day Company Inc., Mr. Starkman as the sole shareholder of Pay By The Day Company Inc. is the holder of the 200,000 common shares.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Starkman had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In September 2007 we issued 100,000 common shares to Itamar Cohen in exchange for $10,000 ($0.10 per share).  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Cohen had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In September 2007 we issued 5,000 common shares to Richard Anslow, and 5,000 common shares to Gregg Jaclin in exchange for legal services rendered.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Anslow, and Mr. Jaclin had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In December 2007, we completed a Regulation D Rule 506 offering in which we sold 259,000 shares of common stock to 38 investors, at a price per share of $.10 for an aggregate offering price of $25,900. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Maxwell Network Group Inc. (1)	100,000
Iris Taxon	35,000
Maital Cohen	5,000
Sammy Anidjar	5,000
Miriam Anidjar	5,000
Neil Casselman	5,000
Sandra Payer	5,000
Dennis Payer	5,000
Michael Payer	5,000
Lorna Limasing	5,000
Luz M. Sta Maria	5,000
Minerva D. Atienza	5,000
Mike Amorosso	5,000
Mike Wilson	5,000
Noreen Wilson	5,000
Meir Waisenberg	5,000
Valerie Afriat	5,000
Angelo Toneguzzo	5,000
Alena Danieli	5,000
Nissan Danieli	5,000
David Anidjar	5,000
Anne Marks	5,000
Deena Oziel	3,000
Danny Rabizada	2,500
Tammy Revizada	2,500
Ghitel Grinfield	2,000
Isaac Oziel	2,000
Sherwin Shapiro	2,000
Liran Cohen	1,000
Tami Garson (2)	1,000
Jeff Botnick	1,000
Lawrence Rabie	1,000
Annette Shapiro	1,000
Jesse Shapiro	1,000
Matthew Shapiro	1,000
Ben Giterman	1,000
Yona Giterman	1,000
Alan Patel	1,000

(1)	Maxwell Network Group, Inc. is controlled by Itamar Cohen.
(2)	Tami Garson is the wife of the Company’s President Jordan Starkman. Ms. Garson also receives a fee for acting as a consultant to the Company.

Equity Compensation Plan Information

None.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The aggressive promotion of PBTD CreditPlus is contingent upon the Company successfully obtaining financing and will begin with the production of a new 30 second direct response commercial. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

The Company plans to hire 2-3 additional sales people plus 1 administrative staff member.  The hiring of additional staff will take place once the funds are raised to advertise more aggressively. Depending on the number of incoming calls to the company and the success of the advertising campaign, we may also be required to upgrade our phone system and upgrade our current database to allow for easier access to customer files.  Currently, management is able to process applications and handle the incoming calls with its current resources.

We have formed a relationship with Equifax. This allows us to process the credit files and check customers credit scores ourselves prior to sending the application to our third party finance service provider. The cost of running an Equifax file is $10. This is an additional expense to the company that will be added into our customer's purchases. We have also been approved by Equifax to report customer's trade files to Equifax on a monthly basis. There is no fee associated with reporting to Equifax.

The fundamental concept of our business involves the granting of credit by either our third party finance service provider or by PBTD internally.  Our relationship with our third party finance service provider is one that will hopefully expedite our growth process by providing a seamlessly easy application process with a high probability of customer approval rates.  They have the ability to finance both A and B level credit on a Conditional Sales Contract program or a 3 year lease contract   A Conditional Sales Contract is commonly known as buying on an installment plan and requires the giving of a promissory note for the purchase price under the contract.  It is a type of agreement to sell whereby a seller retains title to the goods sold and delivered to a purchaser until full payment has been made.  A conditional buyer has the right of possession of the goods so long as the terms and conditions of the agreement are met.  A Conditional Sales Contract is similar to a lease contract except at the end of the term the buyer obtains ownership of the goods as soon as the final payment to the seller is made.

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer.  If the customer has “B” level credit then the pay out amount to us is 90% of the $1,000 transaction amount.  There is no recourse on transactions rated as an “A” credit deal, however PBTD has 1st payment recourse on “B” credit deals. Once the customer has made there 1st payment, PBTD is no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turn around time for approvals or declines.  PBTD is not related to any of our service providers except for the relationships described.

The Company’s business operation relies upon a third party service provider to approve for credit and finance PBTD’s customer’s purchases. If PBTD encounters difficulty in obtaining customer credit approvals for financing, the company’s business will suffer. Due to the company’s increasing difficulty in obtaining credit approvals, the company has reached an agreement with Tanner Financial Services Inc. in July 2008 to accept and process PBTD customer applications.

We believe the relationship with Tanner Financial will increase our approval rates leading to increased sales, as they are a more aggressive lender willing to take on additional risk by financing A, B, and C level credit customers. The terms and conditions of the agreement with Tanner Financial are the same as previous 3rd party finance providers. Furthermore, the company has turned to self-financing and has financed new/off-lease desktop computers and laptops, and consumer electronics for customers willing to put down 50% of the total purchase price of their order. The main selling features and the attractiveness of the PBTD financing route is the 0% interest rate and the reporting of the trade to Equifax on a monthly basis, allowing the customers who can afford the 50% down to rebuild or reestablish credit history. The key component is the 50% down payment, and we realize this financing option is not for everybody. The 50% down payment can translate into a $200-$500 down payment which is significant for customers who wish to pay for purchases on a payment plan and for those who cannot afford to make purchases at their local store.

We believe we can continue the operation of financing merchandise internally with a limited amount of capital because the 50% down payment required by the customer covers the majority of the cost of the merchandise.  PBTD has limited its exposure and risk in case of default by the customer, and there is limited capital required to finance these purchases.  As PBTD raises additional capital, the company will on a case-by-case basis determine if additional risk is warranted based on the customer’s credit rating.

Results of Operation

For the period from inception through 31 August 2008, we had $375,724 in revenue. Operating expenses for the period from inception totaled $307,852 and our loss from operations was $193,094 and our net loss was $142,614.

Revenue for the fiscal year ended 31 August 2008 was $4,343 compared to $11,267 for fiscal year end 31 August 2007. The revenue was generated from the sale of computer and consumer electronics financed through a third party service provider and financed by PBTD. The decrease in sales is attributed to the reasons listed below.

Operating Expenses for the year ended 31 August 2008 were $95,698 compared to $44,571 for the year ended 31 August, 2007. The increase in operating expenses during the year ended 31 August 2008 compared to the year ended 31 August 2007 is primarily attributed to professional fees.  Professional fees for the year ended 31 August 2008 were $83,214 and $26,491 for the year end period ended 31 August 2007.  These fees and the increase in fees are attributable to legal, accounting, consulting, and auditing services related to the Company’s public offering and listing process.

Loss from operations were $93,505 for year ended 31 August 2008 and $39,845 for year ended 31 August 2007.

Net loss was $94,389 for year ended 31 August 2008 and $16,945 for year ended 31 August 2007. The increase in operating expenses, specifically professional fees during the year ended 31 August 2008 was the sole contributing factor for the increased loss during the period.

During the year ending 31 August, 2008 and 31 August, 2007, we had no provision for income taxes due to the net operating losses incurred.

The vast majority of our sales consist of computer and electronic products financed through our third party finance service provider and the PBTD internal financing program.  The profit is generated from the margins on the products sold.  The company charges 0% interest on its internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from PBTD’s CreditPlus Card is nil ..  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

The Company has experienced a dramatic decrease in sales from fiscal year August 31, 2005 to August 31, 2008.  The Company’s slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If the Company’s 3rd party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance.  In this situation, it is uncertain if the Company will be able to continue to finance customer‘s purchases through the Company’s third party service provider.  The Company may have to enter into additional agreements with multiple 3rd party finance providers, or increase the number of transactions financed internally. PBTD’s decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market the company and its offerings.  In addition, over the past two years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing.  Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced the company’s profit margins.

Liquidity and Capital Resources

As of August 31, 2008 we had $22.00 in cash.

The initial use of proceeds from the Company’s unregistered common share sales that occurred between September 2007 and December 2007 was to be split between offering expenses, professional fees, advertising/marketing, and working capital, with 60% of the capital raised going towards advertising/marketing. The Company raised approximately $26,000 from its intended maximum offering of $100,000 and exercised its right to reassess and reassign its intended use of funds. The Company has allocated almost all of its capital raised for legal and accounting/auditor expenses related to the offering and the listing process.

Pay By The Day is currently seeking funding for our planned expansion.  The Company would like to raise a minimum of $200,000 and a maximum of $500,000 in order to aggressively promote and advertise the Pay By The Day brand and its CreditPlus program.  To achieve our goals, a large portion of the funds raised will be invested in advertising.  Our success is contingent upon our customers seeing our ads and calling our 1-800 phone number.  There is a distinct correlation between the number of dollars invested in advertising and the number of sales made. The proceeds raised will also be used to fund a greater portion of transactions through the PBTD internal financing program. We expect to raise additional funds within the next 6-8 months.  A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations.  There are no discussions with any parties at this point in time for additional funding, however, we will attempt to discuss our business plan with various brokers in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from the company’s sole director Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $15,000. The $15,000 will be financed through the company’s anticipated sales of approximately $15,000 plus if needed, an advance from the sole director Jordan Starkman.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  We will need approximately $200,000 to aggressively pursue and implement our growth goals through advertising.

ITEM 8.   FINANCIAL STATEMENTS

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2008

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pay By The Day Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Pay By The Day Holdings, Inc. and Subsidiary (a Development Stage Company) as of 31 August 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended 31 August 2008 and 2007 and for period from the date of inception (5 June 2003) to 31 August 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pay By The Day Holdings, Inc. and Subsidiary (A Development Stage Company) as of 31 August 2008 and 2007, and the results of its operations and comprehensive loss, cash flows and changes in stockholders' deficit for the years ended 31 August 2008 and 2007 and for the period from the date of inception (5 June 2003) to 31 August 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has significant operating losses, is in the development stage with no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Canada
21 November 2008

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

(Expressed in United States Dollars)

	2008	2007

ASSETS
Current Assets
Cash	$22	$154
Available-for-sale securities, at fair value (cost - $5,405)	15	750
Prepaid and sundry assets	1,514	306
Total Current Assets	1,551	1,210
Long Term Assets
Equipment	5,841	3,902
Deferred taxes	-	1,420
Total Long Term Assets	5,841	5,322
Total Assets	$7,392	$6,532

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,010	$9,043
Advances from shareholder	18,675	11,159
Advances from related party	72,654	42,720
Total Liabilities	119,339	62,922
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 619,000 and 250,000 as of 31 August, 2008 and 2007 respectively	619	250
Additional paid-in capital	36,531	-
Accumulated other comprehensive loss	(6,483)	(8,415)
Deficit accumulated during the development stage	(142,614)	(48,225)
Total Stockholders' Deficit	(111,947)	(56,390)
Total Liabilities and Stockholders' Deficit	$7,392	$6,532

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2008	For the Year Ended 31 August 2007	For the Period from Inception (5 June 2003) to 31 August 2008

SALES	4,343	11,267	375,724
COST OF GOODS SOLD	2,150	6,541	260,966
GROSS PROFIT	2,193	4,726	114,758

EXPENSES
Advertising and promotion	631	1,649	30,376
Amortization	1,244	1,422	12,833
Bad debts	-	3,123	9,774
Interest and bank charges	1,496	1,928	16,111
Office and general	4,518	2,081	31,935
Professional fees	83,214	26,491	151,740
Rent	-	4,462	27,682
Telecommunications	4,525	3,388	27,009
Vehicle	70	343	708
TOTAL OPERATING EXPENSES	95,698	44,887	308,168
LOSS FROM OPERATIONS	(93,505)	(39,845)	(193,094)
Foreign exchange (loss) gain	(1,289)	422	19,537
Gain on extinguishment of debt	-	19,126	19,126
Loss on disposal of assets	-	2,762	2,762
Realized gain on disposal of available-for-sale securities	-	(3,078)	(3,078)
Interest on available for sale securities	405	3,352	11,817
NET LOSS	$(94,389)	$(16,945)	$(142,614)
Foreign currency translation adjustment	3,926	(12,682)	(1,679)
Unrealized loss on available-for-sale securities, net of tax	(1,994)	(2,815)	(4,809)
COMPREHENSIVE LOSS	$(92,457)	$(32,442)	$(149,102)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.17)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	553,585	200,137

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

	Common Stock			Accumulated Other	Deficit Accumulated During The	Total
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Development Stage	Stockholders' Deficit
Issuance of common stock at inception	200,000	$200	$-	$-	$-	$200
Foreign currency translation	-	-	-	(109)	-	(109)
Net loss	-	-	-	-	(1,257)	(1,257)
Balance, 31 August 2003	200,000	200	-	(109)	(1,257)	(1,166)
Foreign currency translation	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	(5,825)	(5,825)
Balance, 31 August 2004	200,000	200	-	(614)	(7,082)	(7,496)
Foreign currency translation	-	-	-	(504)	-	(504)
Net loss	-	-	-	-	(5,810)	(5,810)
Balance, 31 August 2005	200,000	200	-	(1,118)	(12,892)	(13,810)
Foreign currency translation	-	-	-	8,200	-	8,200
Net loss	-	-	-	-	(18,388)	(18,388)
Balance, 31 August 2006	200,000	200	-	7,082	(31,280)	(23,998)
Issuance of common stock for cash	50,000	50	-	-	-	50
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	(2,815)	-	(2,815)
Foreign currency translation	-	-	-	(12,682)	-	(12,682)
Net loss	-	-	-	-	(16,945)	(16,945)
Balance, 31 August 2007	250,000	$250	$-	$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	359,000	359	35,541	-	-	35,900
Issuance of common stock for services	10,000	10	990	-	-	1,000
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	(1,994)	-	(1,994)
Foreign currency translation	-	-	-	3,926	-	3,926
Net loss	-	-	-	-	(94,389)	(94,389)
Balance, 31 August 2008	619,000	$619	$36,531	$(6,483)	$(142,614)	$(111,947)

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August2008	For the Year Ended 31 August 2007	For the Period from Inception (5 June 2003) to 31 August 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,389)	$(16,945)	$(142,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,244	1,422	12,833
Loss on disposal of assets	-	2,762	2,762
Issuance of common stock for services	1,000	-	1,000
Changes in operating assets and liabilities:
Prepaid and sundry assets	(1,207)	(41)	(1,514)
Accounts payable and accrued liabilities	18,965	5,014	28,011
Deferred taxes	1,420	(1,420)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(72,967)	(9,208)	(99,522)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	735	103,790	(15)
Disposition of equipment	-	4,462	4,462
Acquisition of equipment	(3,183)	-	(25,465)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,448)	108,252	(21,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	7,516	6,087	18,675
Advances from (to) related parties	29,935	(92,645)	72,654
Issuance of common stock	35,900	50	36,150
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	73,351	(86,508)	127,479
EFFECT OF FOREIGN CURRENCY TRANSLATION	3,926	(12,750)	(2,108)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	(1,994)	(2,815)	(4,809)
NET (DECREASE) INCREASE IN CASH	(132)	(3,029)	22
CASH, BEGINNING OF YEAR	154	3,183	-
CASH, END OF YEAR	$22	$154	$22

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

1.   NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Pay by the Day Company Inc. ("PBDC") was incorporated in Canada on 5 June 2003 and was acquired by Pay by the Day Holdings, Inc. (the "Company" or "PBTD") on 31 August 2007. PBTD was incorporated in the State of Nevada on 31 August 2007.  The Company is a development stage company whose principal line of business is selling computers and other electronic components through telephone and web orders, which the company then finances through a third party.

Organization

In August 2007, PBDC consummated a Share Exchange Agreement (the "Agreement"), whereby 100% of its shares were acquired by PBTD, a Nevada corporation, in exchange for 200,000 shares of PBTD.  As a result of the transaction, the former shareholders of PBDC received 80% ownership of PBTD and the remaining 20% of PBTD was already held by the sole shareholder of PBDC, Jordan Starkman.  The merger was therefore accounted for as a recapitalization of PBDC into a shell company.  PBTD assets and capital were recorded at historical cost in the recapitalization accounting. The transaction costs associated with the recapitalization were immaterial.

The above transaction has been accounted for as a reverse merger (recapitalization) with PBDC  being deemed the accounting acquirer and PBTD being deemed the legal acquirer.  Accordingly, the historical financial information presented in the financial statements is that of PBDC (since 5 June 2003 the date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.  The basis of the assets and liabilities of PBDC, the accounting acquirer, has been carried over in the recapitalization.  The terms of the Agreement were consummated on 31 August 2007 and PBTD now owns 100% of the equity interests of PBDC.

2.   BASIS OF PRESENTATION

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “).  Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation and comprehensive loss, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

3.   GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet is obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

	2008	2007

Working capital deficiency	$(117,788)	$(61,712)
Deficit	(142,614)	(48,225)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104.  Revenue from sales to customers are recognized at the date a formal arrangement exists, the price is fixed and determinable, the goods are shipped to the customer and no other significant obligation of the Company exists and collectibility is reasonably assured.

Available-For-Sale Securities

Available for sale securities are reported at a aggregate fair value of $15.  The cost of the securities is $5,405.  They consist of equity securities not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses on available for sale securities, net of deferred income taxes, are reported as a net amount in accumulated other comprehensive income within stockholders' equity.  Gains and losses on the sale of available for sale securities are determined using the weighted average cost method.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write downs of the individual securities to their fair value.  Such write downs would be included in earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, available-for-sale securities, accounts payable and accrued liabilities, advances from shareholder and advances from related party and other amounts payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation.  In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the consolidated financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  Examples include estimates of stock based compensation; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or goodwill impairment for our reporting units; and determining when investment impairments are other-than-temporary; depreciation based on the estimated useful lives of the Company's assets.  Any differences between estimates and actual results during the period have had an immaterial effect on earnings.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended 31 August 2008 and 2007 or for the period from inception (5 June 2003) to 31 August 2008.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of consolidated financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealised gains (losses) on available for sale marketable securities;  foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87.  SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

Cost of Goods Sold

Cost of goods sold are recognized at the date the goods are shipped to the customer. The primary components of cost of goods sold includes the cost of the product (net of purchase discounts, supplier charge backs, and rebates).  Costs related to purchasing, receiving, warehousing, and other costs of our distribution network are included in office, general, and freight expenses along with other operating expenses.

Credit Card Security Deposits

Upon receipt of a credit card security deposit, the Company establishes a separate account in Trust and establishes an offsetting liability.  Any interest earned on the security deposit would be repayable to the customer and recorded as a liability to the Company as interest accrues. The Company has no such deposits as there is no trust or restricted cash.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred.

Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	20% declining balance
Computer	30% declining balance

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.  As described in note 3, the long-lived assets have been valued on a going concern basis.  However, substantial doubt exists as to the ability of the Company to continue as a going concern.  If the Company ceases operations, the asset values may be materially impaired.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS No. 159 applies to reporting periods beginning after 15 November 2007.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In  May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of  non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is  effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Statements on Auditing Standards (“AU”)  Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

5.   EQUIPMENT

      The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2008	Net 2007

Furniture and equipment	$3,440	$(1,175)	$2,265	$919
Computer	11,812	(8,236)	3,576	2,983
	$15,252	$(9,411)	$5,841	$3,902

6.    ADVANCES FROM SHAREHOLDER

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 31 August 2008 of $18,675 (2007-$11,159) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

7.   RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)	Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 August 2008 were $16,755 (2007-$20,517).

(b)
Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 August 2008 were $72,654 (2007-$42,720). These advances are non interest bearing, unsecured and with no specific terms of repayment.

8.   CAPITAL STOCK

During fiscal 2003, the Company completed non-brokered private placements of 200,000 common shares for proceeds of $200.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

During fiscal 2007, the Company completed non-brokered private placements of 50,000 common shares for proceeds of $50.

In September 2007 the company issued 10,000 common shares for legal services rendered at $0.10 per share.

In September 2007 the Company issued 100,000 shares for cash at $0.10 per share.

In November 2007 the Company issued 98,000 shares for cash at $0.10 per share.

In December 2007 the Company issues 161,000 shares for cash at $0.10 per share.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2008 and  2007 and for the period from inception to 31 August 2008, there were no interest or taxes paid by the Company.

During the year ended 31 August 2008 there were unrealized gain losses on available-for-sale securities totaling $1,994 (2007 - $2,815).

In September 2007 the company issued 10,000 common shares for legal services rendered at $0.10 per share.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

10. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109.  SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has income tax losses available to be applied against future years income as a result of the losses incurred since inception.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carryforward.

The components of deferred income taxes, have been determined at the combined Canadian federal and provincial statutory rate of 36.12% (2007 - 36.12%) and US federal statutory rate of 15% and are as follows:

	2008	2007

Deferred income tax assets:
Income tax losses available for carryforward	$34,039	$7,230
Unrealized loss on available-for-sale securities	1,420	1,420
Valuation allowance	(35,459)	(7,230)
Deferred income taxes	$-	$1,420

11. FINANCIAL INSTRUMENTS

 Foreign Currency Risk

The Company is exposed to currency risks due to the potential variation of the currencies in which it operates.  Principal currencies include the United States dollar and Canadian dollar.  We monitor our foreign currency exposure regularly to minimize our foreign currency risk exposure.

Equities Price Risk

Equity investments are subject to market price risk.  We monitor our equity holdings regularly to maximize the overall effectiveness of our equity risk exposure.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2008

(Expressed in United States Dollars)

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.  The Company maintains cash with major financial institutions.  From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits.  Management does not consider this to be a significant risk.

Liquidity Risk

The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

Fair Values

Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash, accounts payable and accrued expenses.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Jordan Starkman	38	President, Secretary & Director

JORDAN STARKMAN, 38, President. Mr. Starkman brings over fifteen years experience in sales, financial consulting, and investor and client relations to the Pay By The Day team.  He is a co-founder of Pay By the Day and was VP Operations prior to becoming President in January 2006.  Prior to joining Pay By The Day, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics.  Jordan has an extensive background in finance and business development.  He worked for 7 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers.  Jordan also holds a BA in Statistics from the University of Western Ontario, and has been registered as a licensed real estate agent since September 2006.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2008.

Code of Ethics

None.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman President, Secretary & Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0
		$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Jordan Starkman	250,000	40.38%
193 Jardin Drive, 2nd Floor West
Concord, ON L4K 1X5

Maxwell Network Group Inc.	100,000	16.15%
3100 Steeles Avenue West PH
Vaughn, ON L4K 3R1

Itamar Cohen	100,000	16.15%
3100 Steeles Avenue West PH
Vaughn, ON L4K 3R1

Tami Garson	1,000	Less than 1%
193 Jardin Drive, 2nd Floor West
Concord, ON l4K 1X5

All Executive Officers
and Directors as a Group	250,000	40.38%
(1 Person)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2007, we issued 50,000 founder shares of common stock to Jordan Starkman pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $50.

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 31 August 2008 of $18,675 (2007-$11,159) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 August 2008 were $16,755 (2007-$20,517).

Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 August 2008 were $72,654 (2007-$42,720). These advances are non interest bearing, unsecured and with no specific terms of repayment.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2008, we were billed approximately $31,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.    EXHIBITS AND SIGNATURES

EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Filed herewith	31.1	Certification of Jordan Starkman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Jordan Starkman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Pay By The Day Holdings, Inc.

By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer

Date: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer,	December 1, 2008
Jordan Starkman	Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer