Form 10-Q
period 2008-11-30
PAY BY THE DAY HOLDINGS INC.
filed 2009-01-15
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PAY BY THE DAY HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-149552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

193 Jardin Drive, 2nd Floor West
Concord, ON L4K 1X5
 (Address of Principal Executive Offices)
 _______________

(905) 760-0475
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2009: 619,000 shares of common stock.

PAY BY THE DAY

FORM 10-Q

November 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

30 NOVEMBER 2008

INDEX TO FINANCIAL STATEMENTS

F-2	CONSOLIDATED BALANCE SHEETS
F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	30 November 2008 (Unaudited)	31 August 2008 (Audited)
ASSETS
Current Assets
Cash	$34	$22
Short term investments, at fair value (cost - $5,405)	3	15
Prepaid and sundry assets	252	1,514
Total Current Assets	289	1,551
Long Term Assets
Equipment	5,480	5,841
Total Assets	$5,769	$7,392

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,895	$28,010
Advances from shareholder	32,406	18,675
Advances from related party	70,081	72,654
Total Current Liabilities	134,382	119,339
Total Liabilities	134,382	119,339

Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; issued and outstanding 619,000 at 30 November 2008 (31 August, 2008 - 619,000)	619	619
Additional paid-in capital	36,531	36,531
Accumulated comprehensive income (loss)	15,755	(6,483
Deficit accumulated during the development stage	(181,518)	(142,614
Total Stockholders' Deficit	(128,613)	(111,947
Total Liabilities and Stockholders' Deficit	$5,769	$7,392

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2008	For the Three Months Ended 30 November 2007	For the Period from Inception (5 June 2003) to 30 November 2008

SALES	460	327	376,184
COST OF GOODS SOLD	439	-	261,405
GROSS PROFIT	21	327	114,779

EXPENSES
Professional fees	32,520	18,963	184,260
Office and general	1,616	354	33,551
Telecommunications	1,204	813	28,207
Advertising and promotion	931	25	31,307
Vehicle	177	-	885
Interest and bank charges	93	431	16,204
Rent	-	-	27,682
Bad debts	-	-	9,774
Depreciation	361	270	13,194
TOTAL OPERATING EXPENSES	36,902	20,856	345,064
LOSS FROM OPERATIONS	(36,881)	(20,529)	(230,285)
Realized gain on disposal of available-for-sale securities	-	-	3,078
Foreign exchange (loss) gain	(2,029)	(342)	17,508
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
Interest income	4	132	11,817
NET LOSS	$(38,906)	$(20,739)	$(181,518)
Foreign currency translation adjustment	22,253	(4,141)	20,575
Unrealized loss on available-for-sale securities, net of tax	(11)	-	(4,820)
COMPREHENSIVE LOSS	$(16,664)	$(24,880)	$(165,763)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.06)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	619,000	458,000

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)
	For the Three Months Ended 30 November 2008	For the Three Months Ended 30 November 2007	For the Period from Inception (5 June 2003) to 30 November 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,906	$(20,739)	$(181,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	361	270	13,194
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	1,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	-	(62)	-
Available-for-sale securities	-	-	(4,820)
Prepaid and sundry assets	1,262	306	(252)
Accounts payable and accrued liabilities	3,884	4,355	31,896
NET CASH USED IN OPERATING ACTIVITIES	(33,399	(14,870)	(137,738)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(25,902)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(21,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	13,731	921	32,406
Advances (to) from related parties	(2,573	28,111	70,081
Issuance of common stock for cash	-	19,800	36,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,158	48,832	138,637
EFFECT OF FOREIGN CURRENCY TRANSLATION	22,253	(4,141)	20,575
NET INCREASE IN CASH	12	29,821	34
CASH, BEGINNING OF PERIOD	22	154	-
CASH, END OF PERIOD	$34	$29,975	$34

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2008

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

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2008 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

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

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.    ADVANCES FROM SHAREHOLDER

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 30 November 2008 of $32,406 (31 August 2008 - $18,675) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.    RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)	Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 30 November 2008 were $8,255 (31 August 2008 - $16,755).

(b)
Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 30 November 2008 were $70,081 (31 August 2008 - $72,654). These advances are non interest bearing, unsecured and with no specific terms of repayment.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 30 November 2008 and 2007 and the period from inception to 30 November 2008, there were no interest or taxes paid by the Company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The aggressive promotion of PBTD CreditPlus is contingent upon the Company successfully obtaining financing and will begin with the production of a new 30 second direct response commercials. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

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

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer. If the customer has “B” level credit then the payout amount to us is 90% of the $1,000 transaction amount. There is no recourse on transactions rated as an “A” credit deal, however PBTD has 1st payment recourse on “B” credit deals. Once the customer has made there 1st payment, PBTD is no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turn around time for approvals or declines. PBTD is not related to any of our service providers except for the relationships described.

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

Results of Operation

For the period from inception through 30 November 2008, we had $376,184 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $261,405 and 345,064 respectively and our loss from operations was $230,285 and our net loss was $181,518.

Revenue for the three months period ended 30 November 2008 was $460 compared to $327 for the three months period ended 30 November 2007. The revenue was generated from the sale of computer and consumer electronics financed through a third party service provider and financed by PBTD.

Operating Expenses for the three months period ended 30 November 2008 were $36,902 compared to $20,856 for the three months period ended 30 November 2007. The increase in operating expenses during the period ended 30 November 2008 compared to the period ended 30 November 2007 is primarily attributed to professional fees. Professional fees for the period ended 30 November 2008 were $32,520 and $18,963 for the period ended 30 November 2007. These fees paid in the three months ended 30 November 2008 were attributable to legal, accounting, consulting, and auditing services related to the Company’s public offering and listing process.

The loss from operations was $36,881 for the period ended 30 November 2008 and $20,529 for period ended 30 November 2007.

Net loss was $38,906 for period ended 30 November 2008 and $20,739 for period ended 30 November 2007. The increase in operating expenses, specifically professional fees during the period ended 30 November 2008 was the main contributing factor for the increased loss during the period.

The vast majority of our sales consist of computer and electronic products financed through our third party finance service provider and the PBTD internal financing program.  The profit is generated from the margins on the products sold.  The company charges 0% interest on its internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from PBTD’s CreditPlus Card is nil.  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

The Company has experienced a dramatic decrease in sales from fiscal year August 31, 2005 to November 30, 2008.  The Company’s slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of November 30, 2008 we had cash balance of  $34.

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

Pay By The Day is currently seeking funding for our planned expansion. The Company would like to raise a minimum of $200,000 and a maximum of $500,000 in order to aggressively promote and advertise the Pay By The Day brand and its CreditPlus program. To achieve our goals, a large portion of the funds raised will be invested in advertising. Our success is contingent upon our customers seeing our ads and calling our 1-800 phone number. There is a distinct correlation between the number of dollars invested in advertising and the number of sales made. The proceeds raised will also be used to fund a greater portion of transactions through the PBTD internal financing program. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the US.

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

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  Novemebr 30, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of November 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                31.2 Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                32.2 Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer	January 14, 2009