Form 10-Q
period 2009-02-28
PAY BY THE DAY HOLDINGS INC.
filed 2009-04-16
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PAY BY THE DAY HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-149552
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)
 _______________

1-800-854-7970
 (Issuer Telephone number)
_______________

193 Jardin Drive, 2nd Floor West
Concord, ON L4K 1X5
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 16, 2009: 619,000 shares of common stock.

PAY BY THE DAY

FORM 10-Q

February 28, 2009

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

Item 1.    Financial Statements

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

28 FEBRUARY 2009

INDEX TO FINANCIAL STATEMENTS

F-2	CONSOLIDATED BALANCE SHEETS
F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

28 FEBRUARY 2009

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	28 February 2009 (Unaudited)	31 August 2008 (Audited)
ASSETS

Current Assets
Cash	$31	$22
Short term investments, at fair value (cost - $5,405)	2	15
Prepaid and sundry assets	-	1,514

Total Current Assets	33	1,551

Long Term Assets
Equipment	5,119	5,841

Total Assets	$5,152	$7,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$45,412	$28,010
Advances from shareholder	2,532	18,675
Advances from related party	99,160	72,654

Total Current Liabilities	147,104	119,339

Total Liabilities	147,104	119,339

Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; issued and outstanding 619,000 at 28 February 2009 (31 August, 2008 - 619,000)	619	619
Additional paid-in capital	36,531	36,531
Accumulated comprehensive income (loss)	15,161	(6,483)
Deficit accumulated during the development stage	(194,263)	(142,614)

Total Stockholders' Deficit	(141,952)	(111,947)

Total Liabilities and Stockholders' Deficit	$5,152	$7,392

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 28 February 2009	For the Three Months Ended 29 February 2008	For the Period from Inception (5 June 2003) to 28 February 2009

SALES	1,234	1,862	377,418

COST OF GOODS SOLD	1,069	1,638	262,474

GROSS PROFIT	165	224	114,944

EXPENSES
Professional Fees	9,719	24,499	193,979
Telecommunications	1,069	1,153	29,276
Advertisement and Promotion	214	55	31,521
Interest and bank charges	105	301	16,309
Office and general	(80)	-	33,471
Vehicle	16		901
Freight and delivery	-	30	-
Rent	-	-	27,682
Bad debts	-	-	9,774
Depreciation	361	341	13,555

TOTAL OPERATING EXPENSES	11,404	26,379	356,468

LOSS FROM OPERATIONS	(11,239)	(26,155)	(241,524)
Realized gain on disposal of available-for-sale securities	-	-	3,078
Foreign exchange (loss) gain	(1,504)	(127)	16,002
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
Interest income	-	336	11,817

NET LOSS	$(12,743)	$(25,946)	$(194,263)

Foreign currency translation adjustment	(593)	(1,166)	19,983
Unrealized loss on available-for-sale securities, net of tax	(1)	-	(4,822)

COMPREHENSIVE LOSS	$(13,337)	$(27,112)	$(179,102)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	619,000	619,000

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS ANDCOMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Six Months Ended 28 February 2009	For the Six Months Ended 29 February 2008

SALES	1,694	2,184

COST OF GOODS SOLD	1,508	1,638

GROSS PROFIT	186	546

EXPENSES
Professional Fees	42,239	52,777
Telecommunications	2,273	1,954
Office and general	1,536	349
Advertising and Promotion	1,145	79
Interest and bank charges	198	-
Vehicle	193	777
Salaries and wages	-	2,080
Freight and delivery		30
Rent
Bad debts
Depreciation	722	625

TOTAL OPERATING EXPENSES	48,306	58,671

LOSS FROM OPERATIONS	(48,120)	(58,125)
Realized gain on disposal of available-for-sale securities	-	-
Foreign exchange (loss) gain	(3,533)	(463)
Gain on extinguishment of debt	-	-
Loss on disposal of assets	-
Interest income	4	467

NET LOSS	$(51,649)	$(58,121)

Foreign currency translation adjustment	21,656	(5,307)
Unrealized loss on available-for-sale securities, net of tax	(12)	-

COMPREHENSIVE INCOME (LOSS)	$(30,005)	$(63,425)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	619,000	619,000

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)

	For the Six Months Ended 28 February 2009	For the Six Months Ended 29 February 2008	For the Period from Inception (5 June 2003) to 28 February 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,649)	$(58,118)	$(197,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722	625	13,555
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	1,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	-	(63)	-
Prepaid and sundry assets	1,514	(129)	-
Accounts payable and accrued liabilities	17,402	14,405	45,409
Deferred taxes	-	(113)	-

NET CASH USED IN OPERATING ACTIVITIES	(32,011)	(42,393)	(135,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	13	(60)	(2)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(4,485)	(25,465)

NET CASH USED IN INVESTING ACTIVITIES	13	(4,457)	(21,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to shareholder	(16,143)	(8,915)	2,532
Advances from related parties	26,506	36,180	99,160
Issuance of common stock for cash	-	35,900	36,150

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	10,363	63,165	137,842

EFFECT OF FOREIGN CURRENCY TRANSLATION	21,656	(4,829)	22,554

UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	(12)	-	(4,289)

NET INCREASE IN CASH	9	11,674	31

CASH, BEGINNING OF PERIOD	22	154	-

CASH, END OF PERIOD	$31	$11,828	$31

The accompanying notes are an integral part to these financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 28 FEBRUARY 2009

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

2.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 28 February 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 28 FEBRUARY 2009

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

4.     ADVANCES FROM SHAREHOLDER

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 28 February 2009 of $2,532 (31 August 2008 - $18,675) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.     RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)   Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 28 February 2009 were $Nil (31 August 2008 - $16,755).

(b)   Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 28 February 2009 were $99,160 (31 August 2008 - $72,654). These advances are non interest bearing, unsecured and with no specific terms of repayment.

6.     SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 28 February 2009 and 2008 and the period from inception to 28 February 2009, there were no interest or taxes paid by the Company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The  promotion of PBTD CreditPlus is contingent upon  if we can successfully obtain financing and will begin with the production of a new 30 second direct response commercials. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

We  plan to hire 2-3 additional sales people plus 1 administrative staff member.  The hiring of additional staff will take place once the funds are raised to advertise more aggressively. Depending on the number of incoming calls to us and the success of the advertising campaign, we may also be required to upgrade our phone system and upgrade our current database to allow for easier access to customer files.  Currently, management is able to process applications and handle the incoming calls with our current resources.

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

The fundamental concept of our business involves the granting of credit by either our third party finance service provider or by PBTD internally.  Our relationship with our third party finance service provider is one that will hopefully expedite our growth process by providing an easy application process with a high probability of customer approval rates.  They have the ability to finance both A and B level credit on a Conditional Sales Contract program or a 3 year lease contract.   A Conditional Sales Contract is commonly known as buying on an installment plan and requires the giving of a promissory note for the purchase price under the contract.  It is a type of agreement to sell whereby a seller retains title to the goods sold and delivered to a purchaser until full payment has been made.  A conditional buyer has the right of possession of the goods so long as the terms and conditions of the agreement are met.  A Conditional Sales Contract is similar to a lease contract except at the end of the term the buyer obtains ownership of the goods as soon as the final payment to the seller is made.

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer. If the customer has “B” level credit then the payout amount to us is 90% of the $1,000 transaction amount. There is no recourse on transactions rated as an “A” credit deal, however we have 1st payment recourse on “B” credit deals. Once the customer has made there 1st payment, we are no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turn around time for approvals or declines. We are not related to any of our service providers except for the relationships described.

Our business operation relies upon a third party service provider to approve for credit and finance our customer’s purchases. If we encounter difficulty in obtaining customer credit approvals for financing, the company’s business will suffer. Due to our difficulty in obtaining credit approvals, we have reached an agreement with Tanner Financial Services Inc. in July 2008 to accept and process our customer applications.

We believe the relationship with Tanner Financial will increase our approval rates leading to increased sales, as they are a more aggressive lender willing to take on additional risk by financing A, B, and C level credit customers. The terms and conditions of the agreement with Tanner Financial are the same as previous 3rd party finance providers. Furthermore, the company has turned to self-financing and has financed new/off-lease desktop computers and laptops, and consumer electronics for customers willing to put down 50% of the total purchase price of their order. The main selling features and the attractiveness of our financing route is the 0% interest rate and the reporting of the trade to Equifax on a monthly basis, allowing the customers who can afford the 50% down to rebuild or reestablish credit history. The key component is the 50% down payment, and we realize this financing option is not for everybody. The 50% down payment can translate into a $200-$500 down payment which is significant for customers who wish to pay for purchases on a payment plan and for those who cannot afford to make purchases at their local store.

We believe we can continue the operation of financing merchandise internally with a limited amount of capital because the 50% down payment required by the customer covers the majority of the cost of the merchandise.  We have limited our exposure and risk in case of default by the customer, and there is limited capital required to finance these purchases.  As we raise additional capital, we will on a case-by-case basis determine if additional risk is warranted based on the customer’s credit rating.

Results of Operation

For the period from inception through February 28, 2009, we had $377,418 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $262,474 and 356,468 respectively and our loss from operations was $241,524 and our net loss was $194,263.

Revenue for the six months period ended February 28, 2009 was $1,694 compared to $2,184 for the six months period ended February 29, 2008. The revenue was generated from the sale of computer and consumer electronics financed through a third party service provider and financed by us.

Operating expenses for the six months period ended February 28, 2009 were $48,306 compared to $58,671 for the six months period ended February 29, 2008. The decrease in operating expenses during the period ended February 28, 2009 compared to the period ended February 29, 2008 is primarily attributed to professional fees. Professional fees for the period ended February 28, 2009 were $42,239 and $52,777 for the period ended February 28, 2008. These fees paid in the three months ended February 29, 2008 were attributable to legal, accounting, consulting, and auditing services related to our listing process and quarterly filings.

The loss from operations was $48,120 for the six months ended February 28, 2009, and $58,125 for six months ended February 29, 2008.

Net loss was $51,649 for the period ended February 28, 2009 and $58,121 for period ended February 29, 2008. The decrease in operating expenses, specifically professional fees during the period ended February 28, 2009 was the main contributing factor for the decreased loss during the period.

The vast majority of our sales consist of computer and electronic products financed through our third party finance service provider and our internal financing program. The profit is generated from the margins on the products sold. We charge 0% interest on our internal financing and CreditPlus card, and we do not have any interest charges revenue. Service fees revenue from our CreditPlus Card is nil. We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to February 28, 2009. Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications. We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If our 3rd party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance. In this situation, it is uncertain if we will be able to continue to finance customer‘s purchases through our third party service provider. We may have to enter into additional agreements with multiple 3rd party finance providers, or increase the number of transactions financed internally. Our decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market the us and our offerings. In addition, over the past two years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing. Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced our profit margins.

Liquidity and Capital Resources

As of February 28, 2009 we had cash balance of $31.

The initial use of proceeds from our common share sales that occurred between September 2007 and December 2007 was to be split between offering expenses, professional fees, advertising/marketing, and working capital, with 60% of the capital raised going towards advertising/marketing. We raised approximately $26,000 from our intended maximum offering of $100,000 and exercised our right to reassess and reassign our intended use of funds. We have has allocated almost all of our capital raised for legal and accounting/auditor expenses related to the offering and the listing process.

We are currently seeking funding for our planned expansion and  would like to raise a minimum of $200,000  in order to aggressively promote and advertise our brand and CreditPlus program. To achieve our goals, a large portion of the funds raised will be invested in advertising. Our success is contingent upon our customers seeing our ads and calling our 1-800 phone number. There is a distinct correlation between the number of dollars invested in advertising and the number of sales made. The proceeds raised will also be used to fund a greater portion of transactions through our internal financing program. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from the our sole director, Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $15,000. The $15,000 will be financed through our anticipated sales of approximately $15,000 plus if needed, an advance from our sole director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  February 28, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of February 28, 2009.

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

None.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	April 16, 2009
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer