Form 10-Q
period 2009-05-31
PAY BY THE DAY HOLDINGS INC.
filed 2009-07-20
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2009: 619,000 shares of common stock.

PAY BY THE DAY

FORM 10-Q

May 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Statements

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

31 MAY 2009

INDEX TO FINANCIAL STATEMENTS

F-2	CONSOLIDATED BALANCE SHEETS
F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS

Item 1.     Financial Statements

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

31 MAY 2009

F1

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	31 May 2009 (Unaudited)		31 August 2008 (Audited)
ASSETS
Current Assets
Cash	$		$22
Short term investments, at fair value (cost - $5,405)		30	15
Prepaid and sundry assets		-	1,514
Total Current Assets		30	1,551
Long Term Assets
Equipment		5,470	5,841
Total Assets		$5,500	$7,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Indebtedness		11
Accounts payable and accrued liabilities		$43,774	$28,010
Advances from shareholder		14,349	18,675
Advances from related party		114,111	72,654
Total Current Liabilities		172,245	119,339
Total Liabilities		172,245	119,339
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; issued and outstanding 619,000 at 31 May 2009 (31 August, 2008 - 619,000)		619	619
Additional paid-in capital		36,531	36,531
Accumulated other comprehensive loss		(4,801)	(6,483)
Deficit accumulated during the development stage		(199,094)	(142,614)
Total Stockholders' Deficit		(166,745)	(111,947)
Total Liabilities and Stockholders' Deficit		$5,500	$7,392

The accompanying notes are an integral part to these financial statements.
F2

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 31 May 2009	For the Three Months Ended 31 May 2008	For the Period from Inception (5 June 2003) to 31 May 2009

SALES	1,585	1,192	379,003
COST OF GOODS SOLD	501	515	262,975
GROSS PROFIT	1,084	677	116,028

EXPENSES
Professional fees	3,740	12,354	197,719
Office and general	649	158	34,120
Telecommunications	1,029	1,161	30,311
Advertising and promotion	44	110	31,565
Vehicle	-	-	904
Interest and bank charges	69	446	16,375
Salaries and wages	-	962	-
Travel	-	20	-
Rent	-	-	27,682
Bad debts	-	-	9,774
Depreciation	388	341	13,943
TOTAL OPERATING EXPENSES	5,919	15,552	362,393
LOSS FROM OPERATIONS	(4,835)	(14,875)	(246,365)
Realized gain on disposal of available-for-sale securities	-	-	1,789
Foreign exchange gain (loss)	-	(6)	17,293
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
Interest income	-	-	11,821
NET LOSS	$(4,835)	$(14,881)	$(199,098)
Foreign currency translation adjustment	(19,990)	1,148	(4)
Unrealized loss on available-for-sale securities, net of tax	25	-	(4,797)
COMPREHENSIVE LOSS	$(24,800)	$(13,733)	$(203,899)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.03)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	619,000	619,000

The accompanying notes are an integral part to these financial statements.
F3

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2009	For the Nine Months Ended 31 May 2008

SALES	3,279	3,377
COST OF GOODS SOLD	2,009	2,154
GROSS PROFIT	1,270	1,223

EXPENSES
Professional Fees	45,979	65,155
Office and general	2,185	507
Telecommunications	3,302	3,116
Advertising and Promotion	1,189	190
Vehicle	196	-
Interest and bank charges	264	1,223
Salaries and wages	-	3,043
Travel	-	20
Freight and delivery	-	30
Depreciation	1,110	966
TOTAL OPERATING EXPENSES	54,225	74,250
LOSS FROM OPERATIONS	(52,955)	(73,027)
Foreign exchange loss	(3,533)	(470)
Interest income	4	467
NET LOSS	$(56,484)	$(73,030)
Foreign currency translation adjustment	1,670	(4,159)
Unrealized loss on available-for-sale securities, net of tax	12	-
COMPREHENSIVE LOSS	$(54, 802)	$(77,189)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.09)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	619,000	531,6200

The accompanying notes are an integral part to these financial statements.
F4

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2009	For the Nine Months Ended 31 May 2008	For the Period from Inception (5 June 2003) to 31 May 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,484)	$(73,030)	$(199,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,110	966	13,943
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	1,000	1,000
Changes in operating assets and liabilities:
Prepaid and sundry assets	1,514	(843)	-
Accounts payable and accrued liabilities	15,764	13,445	43,774
Deferred taxes	-	(92)	-
NET CASH USED IN OPERATING ACTIVITIES	(38,096)	(58,554)	(137,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	(15)	(49)	(30)
Disposition of equipment	-	-	4,462
Acquisition of equipment	(735)	(4,397)	(26,633)
NET CASH USED IN INVESTING ACTIVITIES	(750)	(4,446)	(22,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank advances	11	-	11
Advances from shareholder	(4,326)	(2,687)	14,349
Advances from related parties	41,457	35,114	114,111
Issuance of common stock for cash	-	35,900	36,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,142	68,327	164,621
EFFECT OF FOREIGN CURRENCY TRANSLATION	1,670	(3,390)	(4)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	12	-	(4,797)
NET (DECREASE) INCREASE IN CASH	(22)	1,937	-
CASH, BEGINNING OF PERIOD	22	154	-
CASH, END OF PERIOD	$-	$2,091	$-

The accompanying notes are an integral part to these financial statements.
F5

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 MAY 2009

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

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 31 May 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

F6

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 MAY 2009

(Expressed in United States Dollars)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities.  Adopted on March 1, 2009, we currently have no derivatives and hedging activities and so the adoption of SFAS No. 161 had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We currently have no debt securities and so had no impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

4.    GOING CONCERN

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

F7

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 MAY 2009

(Expressed in United States Dollars)

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

5.     ADVANCES FROM SHAREHOLDER

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 31 May 2009 of $14,349 (31 August 2008 - $18,675) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

6.     RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)	Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 May 2009 were $8,255 (31 August 2008 - $16,755).

(b)
Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 May  2009 were $114,111 (31 August 2008 - $72,654). These advances are non interest bearing, unsecured and with no specific terms of repayment.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 31 May 2009 and 2008 and the period from inception to 31 May 2009, there were no interest or taxes paid by the Company.

F8

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

Results of Operation

For the period from inception through May 31, 2009, we had $379,003in revenue. Cost of goods sold and operating expenses for the period from inception totaled $262,975 and 362,393 respectively and our loss from operations was $246,365 and our net loss was $199,098.

Revenue for the Nine months period ended May 31, 2009 was $3,279compared to $3,377 for the Nine months period ended May 31, 2008. The revenue was generated from the sale of computer and consumer electronics financed through a third party service provider and financed by us.

Operating expenses for the nine months period ended May 31, 2009 were $54,225 compared to $74,250for the nine months period ended May 31, 2008. The decrease in operating expenses during the period ended May 31, 2009 compared to the period ended May31, 2008 is primarily attributed to professional fees. Professional fees for the period ended May 31, 2009 were $45,979 and $65,155for the period ended May 31, 2008. These fees paid in the three months ended May 31, 2008 were attributable to legal, accounting, consulting, and auditing services related to our listing process and quarterly filings.

Net loss was $56,484for the period ended May 31, 2009 and $173,030 for period ended May 31, 2008. The decrease in operating expenses, specifically professional fees during the period ended May 31, 2009 was the main contributing factor for the decreased loss during the period.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to May 31, 2009.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of May 31, 2009 we had bank indebtedness of $11.

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

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  May 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of May 31, 2009.

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	July 20, 2009
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer