Form 10-Q/A
period 2009-05-31
PAY BY THE DAY HOLDINGS INC.
filed 2009-08-06
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to FORM 10-Q
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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	August 6, 2009
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer