Form 10-K
period 2009-08-31
PAY BY THE DAY HOLDINGS INC.
filed 2010-01-15
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-149552

PAY BY THE DAY HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3651 Lindell Rd. Suite #D155 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

1-800-854-7970
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☐ No ☐

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

Revenues for year ended August 31, 2009: $4,315

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2009, was: $184,210

Number of shares of the registrant’s common stock outstanding as of January 15, 2010 was: 719,000

Transitional Small Business Disclosure Format:   Yes ☐     No ☒

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Pay By The Day Holdings, Inc. (the “Company” or “PBTD” or “Pay By The Day”)) was incorporated in August 2007 in Nevada; on August 31, 2007 we entered into a Share Exchange Agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003, whereby Pay By The Day Company Inc. became our wholly owned subsidiary. Pay By the Day Company Inc. commenced operations in July 2003 and at the time of the Share Exchange the sole owner of Pay By The Day Company Inc. was Jordan Starkman, Pay By The Day Holdings Inc’s. sole officer and director.  Our business office is located at 3651 Lindell Rd. Suite #D155, Las Vegas, NV 89103.  Our telephone number is 1-800-854-7970.

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

Economic: To operate the company on a sound financial basis of profitable growth, increasing value for stockholders, and creating career opportunities and financial rewards for our employees.

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

Used and Refurbished Computers and Computer Components

We have formed a relationship and have an account with Imported Brands of Toronto, Ontario to supply us with Used and Refurbished computers.  In addition, Imported Brands has the ability to warehouse and ship off-lease IBM Computers on our behalf to our customers.  Used computers will be offered as an option to individuals that fail to meet the criteria for financing through Tanner Financial Services Inc. and for those customers that choose to purchase lower priced systems that fall below the minimum financing threshold.  We do not have any contracts with Imported Brands nor do we need a contract with any supplier.

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

There are three companies in Canada pursuing the Secured Credit Card business: Capital One, People's Trust, and Home Trust. The main problem with People’s Trust and Home Trust is the minimum credit limit is $500 and $1,000 respectively. We believe customers with poor credit live pay check to pay check and it would be extremely difficult for one to come up with a security deposit that large. Capital One is the main contender who actively pursues bankrupt individuals and they will take on customers with a security deposit as low as $75. The main advantage in this space is that it is wide open. The Canadian market is considerably different from the US market. In the US, there are 150-200 different companies and banks offering Secured Credit Card products. The three companies in Canada do not aggressively advertise to a large audience, and we believe our future TV advertising campaign will build tremendous brand name recognition.

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

Revenue Breakdown

Over the course of the last 5 years we have realized that sales are generated in the following manner:

1. Approximately 25% from inquiries to our toll-free numbers.
2. 70% internet application based orders
3. 5% from outbound sales calls and prospecting

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

We were incorporated in Nevada in August 2007. With the exception of $33in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended 31 August 2009 we have incurred a net loss of $124,214 and an accumulated deficit of $266,828. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

Employees

As of August 31, 2009, we had approximately 1 employee and 1 consultant to the Company.

ITEM 2.      DESCRIPTION OF PROPERTY

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  in addition, the company has facilities in Richmond Hill, Ontario, and the location is provided to the company rent free from a third party and there is no lease agreement.

ITEM 3.      LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol PBDH.  Minimal trading has occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The Company’s common shares, par value $0.001 were approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol PBTH on October 10, 2008.

Holders

As of the August 31, 2009 statement, we had 45 stockholders of our common stock.

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

Recent Sales of Unregistered Securities

In August 2009 the company issued 100,000 common shares for consulting services rendered at $0.50 per share.

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

Results of Operation

For the period from inception through 31 August 2009, we had $380,039 in revenue. Operating expenses for the period from inception totaled $433,606 and our loss from operations was $317,151 and our net loss was $266,828.

Revenue for the fiscal year ended 31 August 2009 was $4,315 compared to $4,343 for fiscal year end 31 August 2008. The revenue was generated from the sale of computer and consumer electronics financed through PBTD. The decrease in sales is attributed to the reasons listed below.

Operating Expenses for the year ended 31 August 2009 were $125,438 compared to $95,698 for the year ended 31 August, 2008. The increase in operating expenses during the year ended 31 August 2009 compared to the year ended 31 August 2008 is primarily attributed to professional fees.  Professional fees for the year ended 31 August 2009 were $115,056 and $83,214 for the year end period ended 31 August 2008.  These fees and the increase in fees are attributable to consulting services related to the Company’s initiative to raise funds to sustain its operations and business plan.

Loss from operations were $123,741 for year ended 31 August 2009 and $93,505 for year ended 31 August 2008.

Net loss was $124, 214 for year ended 31 August 2009 and $94,389 for year ended 31 August 2008. The increase in operating expenses, specifically professional fees during the year ended 31 August 2009 was the sole contributing factor for the increased loss during the period.

During the year ending 31 August, 2009 and 31 August, 2008, we had no provision for income taxes due to the net operating losses incurred.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to August 31, 2009.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of August 31, 2009 we had $33 in cash.

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

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $25,000. The $25,000 will be financed through our anticipated sales of approximately $10,000 plus if needed, an advance from our sole director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

ITEM 8.      FINANCIAL STATEMENTS

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2009

31 AUGUST 2009

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pay By The Day Holdings, Inc. and Subsidiary

 We have audited the accompanying consolidated balance sheets of Pay By The Day Holdings, Inc. and Subsidiary (a Development Stage Company) as of 31 August 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended 31 August 2009 and 2008 and for period from the date of inception (5 June 2003) to 31 August 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pay By The Day Holdings, Inc. and Subsidiary as of 31 August 2009 and 2008, and the results of its operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended 31 August 2009 and 2008 and for period from the date of inception (5 June 2003) to 31 August 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has significant operating losses, is in the development stage with no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
14 January 2010

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

(Expressed in United States Dollars)

	2009	2008
ASSETS

Current Assets
Cash	$33	$22
Available-for-sale securities, at fair value (cost - $5,405)	15	15
Prepaid and sundry assets	-	1,514
Current Assets	48	1,551
Long Term Assets
Equipment	5,982	5,841
Total Assets	$6,030	$7,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$55,788	$28,010
Advances from stockholder	693	18,675
Advances from related party	136,683	72,654
Total Liabilities	193,164	119,339

Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 719,000 and 619,000 as at 31 August, 2009 and 2008 respectively	719	619
Additional paid-in capital	86,431	36,531
Accumulated other comprehensive loss	(7,456)	(6,483)
Deficit accumulated during the development stage	(266,828)	(142,614)
Total Stockholders' Deficit	(187,134)	(111,947)
Total Liabilities and Stockholders' Deficit	$6,030	$7,392

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2009	For the Year Ended 31 August 2008	For the Period from Inception (5 June 2003) to 31 August 2009

SALES	4,315	4,343	380,039
COST OF GOODS SOLD	2,618	2,150	263,584
GROSS PROFIT	1,697	2,193	116,455

EXPENSES
Professional fees	115,056	83,214	266,796
Depreciation	1,796	1,244	14,629
Office and general	1,632	4,518	33,567
Advertising and promotion	1,547	631	31,923
Interest and bank charges	446	1,496	16,557
Vehicle	279	70	987
Rent	-	-	27,682
Bad debts	-	-	9,774
Telecommunications	4,682	4,525	31,691
TOTAL OPERATING EXPENSES	125,438	95,698	433,606
LOSS FROM OPERATIONS	(123,741)	(93,505)	(317,151)
Foreign exchange loss	(477)	(1,289)	19,060
Interest income	4	405	11,821
Realized gain on disposal of available-for-sale securities	-	-	3,078
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(124,214)	$(94,389)	$(266,828)
Foreign currency translation adjustment	(973)	3,926	(2,652)
Unrealized loss on available-for-sale securities, net of tax	-	(1,994)	(4,809)
COMPREHENSIVE LOSS	$(125,187)	$(92,457)	$(274,289)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.20)	$(0.17)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	626,123	553,585

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

(Expressed in United States Dollars)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	In Capital	Loss	Stage	Deficit
Issuance of common stock at inception	200,000	$200	$-	$-	$-	$200
Foreign currency translation	-	-	-	(109)	-	(109)
Net loss	-	-	-	-	(1,257)	(1,257)
Balance, 31 August 2003	200,000	200	-	(109)	(1,257)	(1,166)
Foreign currency translation	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	(5,825)	(5,825)
Balance, 31 August 2004	200,000	200	-	(614)	(7,082)	(7,496)
Foreign currency translation	-	-	-	(504)	-	(504)
Net loss	-	-	-	-	(5,810)	(5,810)
Balance, 31 August 2005	200,000	200	-	(1,118)	(12,892)	(13,810)
Foreign currency translation	-	-	-	8,200	-	8,200
Net loss	-	-	-	-	(18,388)	(18,388)
Balance, 31 August 2006	200,000	200	-	7,082	(31,280)	(23,998)
Issuance of common stock for cash	50,000	50	-	-	-	50
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	(2,815)	-	(2,815)
Foreign currency translation	-	-	-	(12,682)	-	(12,682)
Net loss	-	-	-	-	(16,945)	(16,945)
Balance, 31 August 2007	250,000	$250	$-	$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	359,000	359	35,541	-	-	35,900
Issuance of common stock for services	10,000	10	990	-	-	1,000
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	(1,994)	-	(1,994)
Foreign currency translation	-	-	-	3,926	-	3,926
Net loss	-	-	-	-	(94,389)	(94,389)
Balance, 31 August 2008	619,000	$619	$36,531	$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	100,000	100	49,900	-	-	50,000
Foreign currency translation	-	-	-	(973)	-	(973)
Net loss	-	-	-	-	(124,214)	(124,214)
Balance, 31 August 2009	719,000	$719	$86,431	$(7,456)	$(266,828)	$(187,134)

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2009	For the Year Ended 31 August 2008	For the Period from Inception (5 June 2003) to 31 August 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,214)	$(94,389)	$(266,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,796	1,244	14,629
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	50,000	1,000	51,000
Changes in operating assets and liabilities:
Prepaid and sundry assets	1,514	(1,207)	-
Accounts payable and accrued liabilities	27,778	18,965	55,789
Deferred taxes	-	1,420	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(43,126)	(72,967)	(142,648)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	735	(15)
Disposition of equipment	-	-	4,462
Acquisition of equipment	(1,937)	(3,183)	(27,835)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,937)	(2,448)	(22,955)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from stockholder	(17,982)	7,516	693
Advances from related parties	64,029	29,935	136,683
Issuance of common stock	-	35,900	36,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,047	73,351	173,526
EFFECT OF FOREIGN CURRENCY TRANSLATION	(973)	3,926	(2,647)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	-	(1,994)	(4,809)
NET INCREASE (DECREASE) IN CASH	11	(132)	33
CASH, BEGINNING OF YEAR	22	154	-
CASH, END OF YEAR	$33	$22	$33

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

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

Organization

In August 2007, PBDC consummated a Share Exchange Agreement (the "Agreement"), whereby 100% of its shares were acquired by PBTD, a Nevada corporation, in exchange for 200,000 shares of PBTD.  As a result of the transaction, the former stockholders of PBDC received 80% ownership of PBTD and the remaining 20% of PBTD was already held by the sole stockholder of PBDC, Jordan Starkman.  The merger was therefore accounted for as a recapitalization of PBDC into a shell company.  PBTD assets and capital were recorded at historical cost in the recapitalization accounting. The transaction costs associated with the recapitalization were immaterial.

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

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

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

	2009	2008

Working capital deficiency	$(193,116)	$(117,788)
Deficit	(266,828)	(142,614)

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

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

Available-For-Sale Securities

Available for sale securities are reported at a aggregate fair value of $15, cost of $5,405. They consist of equity securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities, net of deferred income taxes, are reported as a net amount in accumulated other comprehensive income within stockholders' equity.  Gains and losses on the sale of available for sale securities are determined using the weighted average cost method.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, available-for-sale securities, accounts payable and accrued liabilities, advances from stockholder and advances from related party and other amounts payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

(Expressed in United States Dollars)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company's assets. Any estimates during the period have had an immaterial effect on earnings.

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

There were no dilutive financial instruments for the year ended 31 August 2009 and 2008 or for the period from inception (5 June 2003) to 31 August 2009.

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

Cost of Goods Sold

Cost of goods sold are recognized at the date the goods are shipped to the customer and are matched with revenues.

Credit Card Security Deposits

Upon receipt of a credit card security deposit, the Company establishes a separate account in Trust and establishes an offsetting liability. Any interest earned on the security deposit would be repayable to the customer and recorded as a liability to the Company as interest accrues.

Advertising and Marketing Costs

 Advertising and marketing costs are expensed as incurred.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt ASC 820-10 until 1 September 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

(Expressed in United States Dollars)

ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after 1 September 2009. The Company will evaluate the impact of ASC 805 on any potential future business combinations that may occur on or after the effective date.

5.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2009	Net 2008

Furniture and equipment	$3,331	$(1,577)	$1,754	$2,265
Computer	13,561	(9,333)	4,228	3,576
	$16,892	$(10,910)	$5,982	$5,841

6.	ADVANCES FROM STOCKHOLDER

The advances from stockholder were from the sole director and stockholder, Jordan Starkman.  The amount as at 31 August 2009 of $693 (2008-$18,675) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

7.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)	Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 August 2009 were $8,100 (2008-$16,755).

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

(Expressed in United States Dollars)

(b)
Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 August 2009 were $136,683 (2008-$72,654). These advances are non interest bearing, unsecured and with no specific terms of repayment.

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

In December 2007 the Company issued 61,000 shares for cash at $0.10 per share.

In February 2008 the Company issued 100,000 shares for cash at $0.10 per share.

In August 2009 the company issued 100,000 common shares for consulting services rendered at $0.50 per share.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2009 and  2008 and for the period from inception to 31 August 2009, there were no interest or taxes paid by the Company.

In August 2009 the company issued 100,000 common shares for consulting services rendered at $0.50 per share.

During the year ended 31 August 2009 there were unrealized losses on available-for-sale securities totaling $Nil (2008 - $1,994).

10.	INCOME TAXES

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

The components of deferred income taxes, have been determined at the combined Canadian federal and provincial statutory rate of 33% (2008 - 36.12%) and US federal statutory rate of 15% and are as follows:

	2009	2008

Deferred income tax assets:
Income tax losses available for carryforward	$63,214	$34,039
Unrealized loss on available-for-sale securities	-	1,420
Valuation allowance	(63,214)	(35,459)
Deferred income taxes	$-	$-

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2009

(Expressed in United States Dollars)

11.	SUBSEQUENT EVENT

In September 2009 the Company assigned advances from a related company controlled by Jordan Starkman, the sole director of PBTD in the amount of $120,000 to a third party. The Company subsequently restructured the advances into a twelve month $120,000 promissory note payable to the third party. The one year term promissory note payable bears interest at 6% per annum and interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. At any time or times on or before 1 September 2010, the third party shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.20 per common share.

12.  FINANCIAL INSTRUMENTS

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer Chairman of the Board of Directors, Chief Financial Officer, Controller, Principal Accounting Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

-	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once full operations have commenced.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Jordan Starkman	40	President, Secretary & Director

JORDAN STARKMAN, 40, President. Mr. Starkman brings over fifteen years experience in sales, financial consulting, and investor and client relations to the Pay By The Day team.  He is a co-founder of Pay By the Day and was VP Operations prior to becoming President in January 2006.  Prior to joining Pay By The Day, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics.  Jordan has an extensive background in finance and business development.  He worked for 7 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers.  Jordan also holds a BA in Statistics from the University of Western Ontario.  In addition, Jordan is the President of ECash, Inc. and Health Advance Corp.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2009.

Code of Ethics

None.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman President, Secretary &	2009	$0	0	0	0	0	0	0	$0
Director	2008	$0	0	0	0	0	0	0	$0
		$0	0	0	0	0	0	0	$0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Jordan Starkman	250,000	34.8%
193 Jardin Drive, 2nd Floor West
Concord, ON L4K 1X5

Maxwell Network Group Inc.	100,000	13.9%
3100 Steeles Avenue West PH
Vaughn, ON L4K 3R1

Itamar Cohen	100,000	13.9%
3100 Steeles Avenue West PH
Vaughn, ON L4K 3R1

Tami Garson	1,000	Less than 1%
193 Jardin Drive, 2nd Floor West
Concord, ON l4K 1X5

Peritus Capital Inc.	100,000	13.9%
63 Rushbrooke Ave.
Toronto, ON, M4M 3A8

All Executive Officers
and Directors as a Group	250,000	34.8%
(1 Person)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The advances from stockholder were from the sole director and stockholder, Jordan Starkman.  The amount as at 31 August 2009 of $693 (2008-$18,675) is non-interest bearing, unsecured and has no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 August 2009 were $8,100 (2008-$16,755).

Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 August 2009 were $136,683 (2008-$72,654). These advances are non interest bearing, unsecured and with no specific terms of repayment.

In September 2009 the Company assigned advances from a related company controlled by Jordan Starkman, the sole director of PBTD in the amount of $120,000 to a third party. The Company subsequently restructured the advances into a twelve month $120,000 promissory note payable to the third party. The one year term promissory note payable bears interest at 6% per annum and interest accrues and is payable in cash upon maturity provided that the elected conversion to common shares does not occur. At any time or times on or before 1 September 2010, the third party shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of Common Stock at a conversion price of $0.20 per common share.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2009, we were billed approximately $20,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2009.

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

Date: January 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer,	January 15, 2010
Jordan Starkman	Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer