Form 10-Q
period 2009-11-30
PAY BY THE DAY HOLDINGS INC.
filed 2010-01-19
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2010: 719,000 shares of common stock.

PAY BY THE DAY

FORM 10-Q

November 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits and Reports on Form 8-K	5

SIGNATURE

Item 1. Financial Statements

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

30 November 2009

INDEX TO FINANCIAL STATEMENTS

F-2	CONSOLIDATED BALANCE SHEETS
F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS

Item 1. Financial Statements

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

30 NOVEMBER 2009

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

(Unaudited)

	30 November 2009 (Unaudited)	31 August 2009 (Audited)
ASSETS
Current Assets
Cash	$-	$33
Available-for-sale securities, at fair value (cost - $5,405)	15	15
Total Current Assets	15	48
Long Term Assets
Deferred offering costs	120,000	-
Equipment	5,262	5,982
Total Long Term Assets	125,262	5,982
Total Assets	$125,277	$6,030
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$1	$-
Accounts payable and accrued liabilities	57,427	55,788
Convertible note payable, including accrued interest of $1,795	121,795	-
Advances from stockholder	1,179	693
Advances from related party	16,683	136,683
Total Liabilities	197,085	193,164
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 719,000 (31 August 2009 - 719,000)	719	719
Additional paid-in capital	206,431	86,431
Accumulated other comprehensive loss	(8,544)	(7,456)
Deficit accumulated during the development stage	(270,414)	(266,828)
Total Stockholders' Deficit	(71,808)	(187,134)
Total Liabilities and Stockholders' Deficit	$125,277	$6,030

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 30 November 2009	For the Three Months Ended 30 November 2008	For the Period from Inception (5 June 2003) to 30 November 2009

SALES	825	460	380,864
COST OF GOODS SOLD	394	439	263,978
GROSS PROFIT	431	21	116,886

EXPENSES
Interest and bank charges	1,852	93	18,409
Telecommunications	1,002	1,204	32,693
Professional fees	225	32,520	267,021
Office and general	185	1,616	33,752
Advertising and promotion	38	931	31,961
Vehicle	-	177	987
Rent	-	-	27,682
Bad debts	-	-	9,774
Depreciation	721	361	15,350
TOTAL OPERATING EXPENSES	4,023	36,902	437,629
LOSS FROM OPERATIONS	(3,592)	(36,881)	(320,743)
Foreign exchange (loss) gain	-	(2,029)	19,060
Interest income	-	4	11,821
Realized gain on disposal of available-for-sale securities	-	-	3,078
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(3,592)	$(38,906)	$(270,420)
Foreign currency translation adjustment	(1,087)	22,253	(3,739)
Unrealized loss on available-for-sale securities, net of tax	-	(11)	(4,809)
COMPREHENSIVE LOSS	$(4,679)	$(16,664)	$(278,968)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	719,000	619,000

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 30 November 2009	For the Three Months Ended 30 November 2008	For the Period from Inception (5 June 2003) to 30 November 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,592)	$(38,906)	$(270,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	721	361	15,350
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	51,000
Accrued interest on convertible note payable	1,795	-	1,795
Changes in operating assets and liabilities:
Prepaid and sundry assets	-	1,262	-
Accounts payable and accrued liabilities	1,643	3,884	57,432
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	567	(33,399)	(142,081)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	-	(15)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(27,835)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(23,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	1	-	1
Advances from stockholder	486	13,731	1,179
Advances from (to) related parties		(2,573)	136,683
Issuance of common stock	-	-	36,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	487	11,158	174,013

The accompanying notes are an integral part of these consolidated financial statements.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2009

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2009

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the Financial Accounting Standards Board (“FASB”) issued statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. During the current quarter, the Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

5.	DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

6.	CONVERTIBLE NOTE PAYABLE

In September 2009 the Company issued a one year $120,000 convertible note payable in exchange for future services relating to raising financing for the Company, accordingly these amounts have been recorded as deferred offering costs.  The convertible note payable matures in twelve months, is unsecured, bears interest at 6% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur. At any time or times on or before 1 September 2010, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.20 per common share.

7.	ADVANCES FROM STOCKHOLDER

The advances from stockholder were from the sole director and stockholder, Jordan Starkman.  The amount as at 30 November 2009 of $1,179 (31 August 2009 - $693) is non-interest bearing, unsecured and is due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2009

(Expressed in United States Dollars)

8.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of PBTD, waived repayment of $120,000 of the advances. As a result, the advances were reallocated to additional paid-in capital.

Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 30 November 2009 were $16,683 (31 August 2009 - $136,683). These advances are non interest bearing, unsecured and are due on demand.

9.     SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 30 November 2009 and 2008 and the period from inception to 30 November 2009, there were no interest or taxes paid by the Company.

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

We believe the relationship with Tanner Financial will increase our approval rates leading to increased sales, as they are a more aggressive lender willing to take on additional risk by financing A, B, and C level credit customers. The terms and conditions of the agreement with Tanner Financial are the same as previous third party finance providers. Furthermore, the company has turned to self-financing and has financed new/off-lease desktop computers and laptops, and consumer electronics for customers willing to put down 50% of the total purchase price of their order. The main selling features and the attractiveness of our financing route is the 0% interest rate and the reporting of the trade to Equifax on a monthly basis, allowing the customers who can afford the 50% down to rebuild or reestablish credit history. The key component is the 50% down payment, and we realize this financing option is not for everybody. The 50% down payment can translate into a $200-$500 down payment which is significant for customers who wish to pay for purchases on a payment plan and for those who cannot afford to make purchases at their local store.

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

Results of Operation

For the period from inception through November 30, 2009, we had $380,864 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $263,978 and $437,629 respectively and our loss from operations was $320,743 and our net loss was $270,420.

Revenue for the three months period ended November 30, 2009 was $825 compared to $460 for the three months period ended November 30, 2008. The revenue was generated from the sale of computer and consumer electronics financed through a third party service provider and financed by us.

Operating expenses for the three months period ended November 30, 2009 were $4,023 compared to $36,902 for the three months period ended November 30, 2008. The decrease in operating expenses during the period ended November 30, 2009 compared to the period ended November 30, 2008 is primarily attributed to professional fees. Professional fees for the period ended November 30, 2009 were $225 and $32,520 for the period ended November 30, 2008. These fees paid in the three months ended November 30,2008 were attributable to legal, accounting, consulting, and auditing services related to our listing process and quarterly filings.

Net loss was $3,592 for the period ended November 30, 2009 and $38,906 for period ended November 30, 2008. The decrease in operating expenses, specifically professional fees during the period ended November 30, 2009 was the main contributing factor for the decreased loss during the period.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to November 30, 2009.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If our third party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance. In this situation, it is uncertain if we will be able to continue to finance customer‘s purchases through our third party service provider. We may have to enter into additional agreements with multiple third party finance providers, or increase the number of transactions financed internally. Our decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market the us and our offerings. In addition, over the past two years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing. Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced our profit margins.

Liquidity and Capital Resources

As of November 30, 2009 we had bank indebtedness of $1.

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once full operations have commenced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This interim report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this interim report.

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	January 19, 2010
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer