Form 10-Q
period 2010-02-28
OTEEGEE INNOVATIONS, INC.
filed 2010-04-19
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OTEEGEE INNOVATIONS INC.
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

PAY BY THE DAY HOLDINGS, INC.
3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 19, 2010: 15,390,000 shares of common stock.

OTEEGEE INNOVATIONS, INC. (FORMERLY PAY BY THE DAY HOLDINGS, INC.)

FORM 10-Q

February 28, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits and Reports on Form 8-K	6

SIGNATURE

Item 1. Financial Statements

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

28 FEBRUARY 2010

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AS AT
(Expressed in United States Dollars)

	28 February 2010 (Unaudited)	31 August 2009 (Audited)
ASSETS
Current Assets
Cash	$20,380	$33
Available-for-sale securities, at fair value (cost 31 August 2009 - $5,405)	-	15
Accounts receivable	570	-
Advances to stockholder	264	-
Loan receivable	1,559	-
Total Current Assets	22,773	48
Long Term Assets
Deferred offering costs	120,000	-
Equipment	4,542	5,982
Total Long Term Assets	124,542	5,982
Total Assets	$147,315	$6,030
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$48,582	$55,788
Advances from shareholder	-	693
Advances from related party	-	136,683
Total Liabilities	48,582	193,164
Stockholders' Equity (Deficit)
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 15,390,000 (31 August 2009 – 7,190,000)	15,390	7,190
Additional paid-in capital	396,760	79,960
Accumulated other comprehensive loss	(852)	(7,456)
Deficit accumulated during the development stage	(312,565)	(266,828)
Total Stockholders' Equity (Deficit)	98,733	(187,134)
Total Liabilities and Stockholders' Equity (Deficit)	$147,315	$6,030

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Three Months Ended 28 February 2010	For the Three Months Ended 28 February 2009
SALES	$2,239	$1,234
COST OF GOODS SOLD	1,751	1,069
GROSS PROFIT	488	165
EXPENSES
Professional fees	30,677	9,719
Telecommunications	1,248	1,069
Office and general	1,233	(80)
Advertising and promotion	528	214
Interest and bank charges	190	105
Rent	149	-
Vehicle	-	16
Depreciation	721	361
TOTAL OPERATING EXPENSES	34,746	11,404
LOSS FROM OPERATIONS	(34,258)	(11,239)
Foreign exchange gain	(3,070)	(1,504)
Realized loss on disposal of available-for-sale securities	(4,817)	-
NET LOSS	$(42,145)	$(12,743)
Foreign currency translation adjustment	2,881	(593)
Realization of (unrealized) losses on available-for-sale securities	4,809	(1)
COMPREHENSIVE LOSS	$(34,455)	$(13,337)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	10,667,780	6,190,000

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Six Months Ended 28 February 2010	For the Six Months Ended 28 February 2009	For the Period from Inception (5 June 2003) to 28 February 2010

SALES	$3,064	$1,694	$383,103
COST OF GOODS SOLD	2,145	1,508	265,729
GROSS PROFIT	919	186	117,374

EXPENSES
Professional fees	30,902	42,239	297,698
Telecommunications	2,250	2,273	33,941
Interest and bank charges	2,042	198	18,599
Office and general	1,418	1,536	34,985
Advertising and promotion	566	1,145	32,489
Rent	149	-	27,831
Vehicle	-	193	987
Bad debts	-	-	9,774
Depreciation	1,442	722	16,071
TOTAL OPERATING EXPENSES	38,769	48,306	472,375
LOSS FROM OPERATIONS	(37,850)	(48,120)	(355,001)
Foreign exchange (loss) gain	(3,070)	(3,533)	15,990
Interest income	-	4	11,821
Realized loss on disposal of available-for-sale securities	(4,817)	-	(1,739)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(45,737)	$(51,649)	$(312,565)
Foreign currency translation adjustment	1,792	21,656	(852)
Realization of (unrealized) losses on available-for-sale securities	4,809	(12)	-
COMPREHENSIVE LOSS	$(39,136)	$(30,005)	$(313,417)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.0)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,919,280	6,190,000

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For the Six Months Ended 28 February 2010	For the Six Months Ended 28 February 2009	For the Period from Inception (5 June 2003) to 28 February 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,737)	$(51,649)	$(312,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,442	722	16,071
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	51,000
Prepaid and sundry assets	-	1,514	-
Changes in operating assets and liabilities:
Accounts receivable	(571)	-	(571)
Accounts payable and accrued liabilities	2,796	17,402	48,582
CASH FLOWS USED IN OPERATING ACTIVITIES	(42,070)	(32,011)	(184,721)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	15	13	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(27,836)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	15	13	(23,374)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable	(1,559)	-	(1,559)
Advances to stockholder	(957)	(16,143)	(264)
Advances from (to) related party	(16,683)	26,506	120,000
Issuance of common stock	75,000	-	111,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	55,801	10,363	229,327
EFFECT OF FOREIGN CURRENCY TRANSLATION	1,792	21,656	(852)
CHANGE IN UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	4,809	(12)	-
NET INCREASE IN CASH	20,347	9	20,380
CASH, BEGINNING OF YEAR	33	22	-
CASH, END OF YEAR	$20,380	$31	$20,380

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 28 FEBRUARY 2010
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Pay by the Day Company Inc. was incorporated in Canada on 5 June 2003 and was acquired by Pay by the Day Holdings, Inc. ("PBTD") on 31 August 2007. PBTD was incorporated in the State of Nevada on 31 August 2007.  The Company is a development stage company whose principal line of business is selling computers and other electronic components through telephone and web orders, which the company then finances through a third party.

On 22 March 2010, PBTD filed a certificate of amendment  to the Company’s articles of incorporation (the “Amendment”) with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc. (the “Company” or “Oteegee”). The Amendment was a result of a letter of intent entered into on 12 March 2010 to acquire all of the assets of Grail Semiconductor, Inc. and exclusive rights to a number of other independent technologies. The holders of the outstanding common stock of the Company approved the name change on 1 March 2010.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended 28 February 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after 15 December 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after 15 December 2010. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

5.	DEFERRED OFFERING COSTS

The Company defers, as other assets, the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

6.	CONVERTIBLE NOTE PAYABLE

In September 2009 the Company issued a one year $120,000 convertible note payable in exchange for future services relating to raising financing for the Company, accordingly these amounts have been recorded as deferred offering costs.  The convertible note payable matures in twelve months, is unsecured, bears interest at 6% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur. At any time or times on or before 1 September 2010, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.02 per common share.

On 20 January 2010 the note payable was converted to 6,000,000 shares in the Company at $0.02 per share.

7.	ADVANCES TO (FROM) SHAREHOLDER

The advances to (from) shareholder were from the sole director and shareholder, Jordan Starkman.  The amount is non interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

8.	LOAN RECEIVABLE

The loan receivable is non-interest bearing, unsecured and is due on demand.  The carrying value of the loan approximates the market value due to the short-term maturity of the financial instrument.

9.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of PBTD of $16,683 were repaid during the quarter ended 28 February 2010.

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of PBTD, waived repayment of $120,000 of the advances. As a result, the advances were reallocated to additional paid-in capital.

Management fees paid to the spouse of Jordan Starkman, the sole director of the Company for the six months ended 28 February 2010 were $4,700 (28 February 2009 - $8255)

10.	CAPITAL STOCK

In January 2010 a note payable was converted to 6,000,000 shares in the Company at a price of $0.02 per share as discussed in note 6.

In January 2010 the Company issued 2,000,000 shares for cash at $0.0375 per share.

In February 2010 the Company issued 200,000 shares for accounts payable at $0.05 per share.

Subsequent to the quarter end, on 7 April 2010, the Company affected a 10 or 1 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were therefore increased from 1,539,000 to 15,390,000.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented.

The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 28 February 2010 and 2009 and for the period from inception to 28 February 2010, there were no interest or taxes paid by the Company.

In February 2010 the Company issued 200,000 shares for accounts payable at $0.05 per share.

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of PBTD, waived repayment of $120,000 of the advances. As a result, the advances were reallocated to additional paid-in capital.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

On March 12, 2010, the Company entered into a non-binding letter of intent (“Letter of Intent”) with Grail Semiconductor, Inc. (“Grail Semiconductor”), pursuant to which the Company will acquire all of the assets of Grail Semiconductor and exclusive rights to a number of other cutting edge independent innovative technologies.

The Letter of Intent provides that the acquisitions are subject to the due diligence of all signatories and the negotiation and execution of definitive agreements and such agreements will be subject to certain conditions including the raising of funds to pursue the Company’s new business model. It also provides that the Company will undertake an immediate name change to Oteegee Innovations Inc. (“Oteegee”) and proceed with a 10-for-1 forward split of the Company’s issued and outstanding common shares.

The assets to be acquired under the Letter of Intent include the following:

Grail Semiconductor Assets

The Company will acquire the Quantum Inductive Capacitance technology (QIC Chip) of Grail Semiconductor including the exclusive right to pursue claims against various chip manufacturers. (Patent No. US6,642,552)

QIC-Chips

·	combine the functions of SRAM, DRAM, and FLASH
·	operate at speeds faster than SRAM

·	have density comparable to or better than DRAM
·	are non-volatile and more stable than FLASH

·	achieve manufacturing cost advantages comparable to or better than DRAM

QIC Chip Products

·	Embedded QIC Memory IP Cores
·	Pin compatible QIC Flash Chips

·	QIC Solid State Drives (SSDs)

3D Technology

The inventor of the QIC Chip is developing a hardware and software platform to deliver real-time high-resolution rendering of 3D characters and backgrounds. This technology is to be utilized for myriad high intensity 3D rendering applications including medical scanning.

Energy

Concentrating Solar Collector: A scalable and highly durable stand-alone unit that is designed to be more efficient and less costly than parabolic trough collectors and contemporary solar water heating panels. Unlike photo-voltaic (PV), this resilient technology does not use semiconductors which degenerate over time (patent pending).

Thermo-Electric Generator: A frictionless generator scalable for private homes, factories and power plants, designed to produce grid-compatible A.C. electricity without the cost of an inverter; without consuming water or requiring cooling, and more efficiently and cost effectively than current generators (patent in preparation).

Concentrating Solar Power (CSP) System: The Oteegee Solar Collectors and Thermo-Electric Generators are designed to integrate seamlessly to achieve any desired output capacity, including large power plants. In addition to selling systems, Oteegee plans to establish and operate many small decentralized power plants throughout the world that sell electricity to power companies and consumers (no separate patent necessary).

Hydrogen Generator: A ground-breaking technology designed to create hydrogen from any water source, including ocean and grey water. It can be powered by Oteegee’s CSP system or any power source, to generate and store hydrogen for on-demand electricity during dark hours, and for automotive fuel (patent pending).

Water

Water Generator: A unit employing a design innovation on the Hydrogen Generator that enables small and large scale water desalination and reclamation at a fraction of current costs. This breakthrough technology does not involve reverse osmosis or any other current desalination technology (patent in preparation).

Sea Water Mining: Rather than returning concentrated brine to the sea, Oteegee plans to mine the processed water for pure sea salt, high potassium fertilizer and rare earth minerals.

Natural Health

The Company will have exclusive rights to proprietary health products and services that combine cutting edge science and natural medicine. The Company will also acquire a unique new technology that allows organic materials to be processed without oxidation or physical damage to the delicate nutrient complexes, allowing the creation of low cost natural organic super-foods and basic foodstuffs (such as powders and oils) that have long shelf lives without added preservatives (patent in preparation).

Operations of Pay By The Day segment

The Company will continue with the Pay By The Day operations and its promotion of PBTD CreditPlus after the acquisition of Grail Semiconductor is completed.  The promotion of PBTD CreditPlus is contingent upon  the Company successfully obtaining financing and the production of a new 30 second direct response commercial. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

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

Results of Operation

For the period from inception through February 28, 2010, we had $383,103 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,729 and $472,375, respectively and our loss from operations was $355,001 and our net loss was $312,565.

Revenue for the three months period ended February 28, 2010 was $2,239 compared to $1,234 for the three months period ended February 28, 2009. The revenue was generated from the sale of computer and consumer electronics and financed by the Company.

Operating expenses for the three months period ended February 28, 2010 were $34,746 compared to $11,404 for the three months period ended February 28, 2009. The increase in operating expenses during the period ended February 28, 2010 compared to the period ended February 28, 2009 is primarily attributed to professional fees. Professional fees for the period ended February 28, 2010 were $30,677 and $9,719 for the period ended February 28, 2009. These fees paid in the three months ended February 28, 2010 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.

Net loss was $42,145 for the three months ended February 28, 2010 and $12,743 for period ended February 28, 2009. The realized loss on disposal of available for sale securities of $4,809 contributed to the increase in the new loss. The increase in operating expenses, specifically professional fees during the period ended February 28, 2010 was also a contributing factor for the increased loss during the period.

If the Company’s acquisition closes the company will require additional capital for the company’s additional plan of operations.  We expect revenues to be generated approximately six to twelve months after the successful funding and completion of the acquisition.  If the Company is unsuccessful in raising the capital for the business plan, we are uncertain when revenue will be realized.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to February 28, 2010.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of February 28, 2010 we had a cash balance of $20,380 and a working capital deficit of $25,809.

Acquisition of Grail Semiconductor, Inc.

The Company’s Letter of Intent to acquire the assets of Grail Semiconductor and other independent innovative technologies is contingent upon successful due diligence by all signatories and negotiation and execution of definitive agreements.  Such agreements are conditional upon the raising of funds to pursue the Company’s new business model. There is no assurance that the company will raise the capital required to complete the acquisition and the Company is currently seeking capital to close its acquisition.  The Company is currently negotiating the amount required to close the transaction.  Any capital raised will be through the issuance of common shares from the Company’s authorized capital.

In January of 2010 the Company raised $75,000 in cash through a private placement. These funds have been allocated towards legal fees, audit and accounting fees, the reduction of debt and advances to Grail Semiconductor.

In the event the Company is not successful in completing its acquisition the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

Operations of Pay By The Day segment

We are currently seeking funding for our planned expansion and would like to raise a minimum of $100,000 in order to aggressively promote and advertise our brand and CreditPlus program. To achieve our goals, a large portion of the funds raised will be invested in advertising. Our success is contingent upon our customers seeing our ads and calling our 1-800 phone number. There is a distinct correlation between the number of dollars invested in advertising and the number of sales made. The proceeds raised will also be used to fund a greater portion of transactions through our internal financing program. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the US.

We believe we can satisfy our cash requirements for the next twelve months with our expected revenues and if needed an additional loan from our sole director, Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  We will need approximately $100,000 to aggressively pursue and implement our growth goals through advertising.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      (Removed and Reserved)

Item 5.      Other Information.

None

Item 6.      Exhibits.

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	April 19, 2010
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer