Form 10-Q
period 2010-05-31
OTEEGEE INNOVATIONS, INC.
filed 2010-07-20
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2010: 77,037,250 shares of common stock.

OTEEGEE INNOVATIONS, INC. (FORMERLY PAY BY THE DAY HOLDINGS, INC.)

FORM 10-Q

May 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits and Reports on Form 8-K	6

SIGNATURE

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
31 MAY 2010

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 May 2010

(Expressed in United States Dollars)

	31 May 2010 (Unaudited)	31 August 2009 (Audited)

ASSETS

Current Assets
Cash	$12,523	$33
Available-for-sale securities, at fair value (cost 31 August 2009 - $5,405)	-	15
Loan receivable	17,399	-
Total Current Assets	29,922	48
Long Term Assets
Deferred offering costs	120,000	-
Equipment	3,821	5,982
Total Long Term Assets	123,821	5,982
Total Assets	$153,743	$6,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$58,508	$55,788
Convertible note payable	14,990	-
Advances from shareholder	5,764	693
Advances from related party	-	136,683
Total Liabilities	79,262	193,164

Stockholders' Equity (Deficit)
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 15,390,000 (31 August 2009 – 7,190,000)	15,390	7,190
Additional paid-in capital	396,760	79,960
Accumulated other comprehensive loss	(551)	(7,456)
Deficit accumulated during the development stage	(337,118)	(266,828)
Total Stockholders' Equity (Deficit)	74,481	(187,134)
Total Liabilities and Stockholders' Equity (Deficit)	$153,743	$6,030

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 31 May 2010	For the Three Months Ended 31 May 2009

SALES	776	1,585
COST OF GOODS SOLD	25	501
GROSS PROFIT	751	1,084
EXPENSES
Interest and bank charges	147	69
Depreciation	720	388
Professional fees	20,912	3,740
Office and general	382	649
Advertising and promotion	1,126	44
Vehicle	122	-
Rent	147	-
Telecommunication	1,255	1,029
TOTAL OPERATING EXPENSES	24,811	5,919
LOSS FROM OPERATIONS	(24,060)	(4,835)
Foreign exchange gain	(434)	-
Realized loss on disposal of available-for-sale securities	(57)	-
NET LOSS	$(24,551)	$(4,835)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	309	(19,990)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	25
COMPREHENSIVE LOSS	(24,242)	(24,800)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.02)	(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	15,390,000	619,000

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2010	For the Nine Months Ended 31 May 2009	For the Period from Inception (5 June 2003) to 31 May 2010

SALES	3,840	3,279	383,879
COST OF GOODS SOLD	2,170	2,009	265,754
GROSS PROFIT	1,670	1,270	118,125

EXPENSES
Professional fees	51,814	45,979	318,610
Interest and bank charges	2,189	264	18,746
Depreciation	2,162	1,110	16,791
Office and general	1,800	2,185	35,369
Advertising and promotion	1,692	1,189	33,615
Rent	296	-	27,978
Vehicle	122	196	1,109
Bad debts	-	-	9,774
Telecommunications	3,505	3,302	35,196
TOTAL OPERATING EXPENSES	63,580	54,225	497,186
LOSS FROM OPERATIONS	(61,910)	(52,955)	(379,061)
Foreign exchange loss	(3,504)	(3,533)	15,556
Interest income	-	4	11,821
Realized loss on disposal of available-for-sale securities	(4,874)	-	(1,796)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(70,288)	$(56,484)	$(337,116)
Foreign currency translation adjustment	2,094	1,670	551
Unrealized loss on available-for-sale securities, net of tax	4,809	12	-
COMPREHENSIVE LOSS	$(63,385)	$(54,802)	$(337,667)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	11,099,890	619,000

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2010	For the Nine Months Ended 31 May 2009	For the Period from Inception (5 June 2003) to 31 May 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,288)	$(56,484)	$(337,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,162	1,110	16,798
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	51,000
Changes in operating assets and liabilities:
Prepaid and sundry asset	-	1,514	-
Accounts payable and accrued liabilities	2,712	15,764	58,501
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,414)	(38,096)	(208,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	15	(15)	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(735)	(27,836)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	15	(750)	(23,374)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	11	-
Proceeds from convertible note payable	14,990	-	14,990
Loan receivable	(17,399)	-	(17,399)
Advances from (to) stockholder	5,071	(4,326)	5,764
Advances from (to) related party	(16,683)	41,457	120,000
Issuance of common stock	85,000	-	121,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	70,979	37,142	244,505
EFFECT OF FOREIGN CURRENCY TRANSLATION	2,101	1,670	(551)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	4,809	12	-
NET INCREASE (DECREASE) IN CASH	12,490	(22)	(551)
CASH, BEGINNING OF YEAR	33	22	-
CASH, END OF YEAR	$12,523	$-	$12,523

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

On 6 July 2010, the Company closed a share exchange agreement (the “Agreement”) with Oteegee International Holdings Limited, a company incorporated in Hong Kong (“Oteegee International”). Pursuant to the Agreement, the Company issued 61,647,250 shares of common stock pending the close of the Agreement in exchange for 4,000 common shares representing 40% of Oteegee International.  Oteegee International holds the exclusive international marketing and distribution rights to all current and future technologies developed and manufactured by Oteegee IPR Limited. The Company and Oteegee International will respectively handle the North American and International marketing and distribution of the technologies developed and manufactured by Oteegee IPR Limited.

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended 31 May 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

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

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the Financial Accounting Standards Board (“FASB”) issued statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. During the current year, the Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

January 2010, the FASB issued ASU 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

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

In May 2010 the Company issued a one year convertible note payable in the amount of $14,990.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 26 May 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.75 per common share.

7.    ADVANCES FROM SHAREHOLDER

The advances from shareholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 31 May 2010 of $5,764 (31 August 2009 - $693) is non interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

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

Management fees paid to the spouse of Jordan Starkman, the sole director of the Company for the nine months ended 31 May 2010 were $4,700 (nine months ended 31 August 2009 - $8,100)

10.  CAPITAL STOCK

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

11.  SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 31 May 2010 and 2009 and for the period from inception to 31 May 2010, there were no interest or taxes paid by the Company.

In February 2010 the Company issued 200,000 shares for accounts payable at $0.05 per share.

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of PBTD, waived repayment of $120,000 of the advances. As a result, the advances were reallocated to additional paid-in capital.

12.  SUBSEQUENT EVENT

On 6 July 2010, the Company closed a share exchange agreement with Oteegee International Holdings Limited, a company incorporated in Hong Kong. Pursuant to the Agreement, the Company issued 61,647,250 shares of common stock in exchange for 4,000 common shares representing 40% of Oteegee International.

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

QIC-Chips

▪	combine the functions of SRAM, DRAM, and FLASH
▪	operate at speeds faster than SRAM
▪	have density comparable to or better than DRAM
▪	are non-volatile and more stable than FLASH
▪	achieve manufacturing cost advantages comparable to or better than DRAM

QIC Chip Products

▪	Embedded QIC Memory IP Cores
▪	Pin compatible QIC Flash Chips
▪	QIC Solid State Drives (SSDs)

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

Results of Operation

For the period from inception through May 31, 2010, we had $383,879 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,754 and $497,186, respectively and our loss from operations was $379,061 and our net loss was $337,116.

Revenue for the three months ended May 31, 2010 was $776 compared to $1,585 for the three months period ended May 31, 2009. The revenue was generated from the sale of computer and consumer electronics and financed by the Company.

Operating expenses for the three months ended May 31, 2010 were $24,811 compared to $5,919 for the three months ended May 31, 2009. The increase in operating expenses during the three months ended May 31, 2010 compared to the three months ended May 31, 2009 is primarily attributed to professional fees. Professional fees for the three months ended May 31, 2010 were $20,912 and $3,740 for the three months ended May 31, 2009. These fees paid in the three months ended May 31, 2010 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings and advisory relating to future planned corporate acquisitions.

Net loss was $24,551 for the three months ended May 31, 2010 and $4,835 for the three months ended May 31, 2009. The increase in operating expenses, specifically professional fees during the period ended May 31, 2010 was a contributing factor for the increased loss during the period.

On July 6, 2010, the Company closed a share exchange agreement with Oteegee International Holdings Limited, a company incorporated in Hong Kong. Pursuant to the Agreement, the Company issued 61,647,250 shares of common stock in exchange for 4,000 common shares representing 40% of Oteegee International.  The enterprises business structure and the completion of the Grail Semiconductor acquisition will require additional capital for the Company’s additional plan of operations.  We expect revenues to be generated approximately six to twelve months after the successful funding and completion of the acquisition.  If the Company is unsuccessful in raising the capital for the business plan, we are uncertain when revenue will be realized.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to May 31, 2010.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If our third party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance. In this situation, it is uncertain if we will be able to continue to finance customer‘s purchases through our third party service provider. We may have to enter into additional agreements with multiple third party finance providers, or increase the number of transactions financed internally. Our decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market the Company and our offerings. In addition, over the past two years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing. Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced our profit margins.

Liquidity and Capital Resources

As of May 31, 2010 we had a cash balance of $12,523 and a working capital deficit of $49,340.

Acquisition of Oteegee International Holdings Limited

On July 6, 2010, the Company closed a Share Exchange Agreement (the “Agreement”) with Oteegee International Holdings Limited (“Oteegee International”), a company incorporated in Hong Kong. Pursuant to the Agreement, the Company issued 61,647,250 shares of common stock in exchange for 4,000 common shares representing 40% of Oteegee International.  Oteegee International holds the exclusive international marketing and distribution rights to all current and future technologies developed and manufactured by Oteegee IPR Limited. The Company and Oteegee International will respectively handle the North American and International marketing and distribution of the technologies developed and manufactured by Oteegee IPR Limited.

In addition, as defined in the Agreement, the Company must raise $1.5 million within thirty days of the Agreement being executed.  The Company expects to raise the required $1.5 million through either a private placement or a convertible debenture.

Acquisition of Grail Semiconductor Inc.

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

In the event the Company is not successful in completing its acquisition, the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	July 20, 2010
Jordan Starkman	Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer