Form 10-K
period 2010-08-31
OTEEGEE INNOVATIONS, INC.
filed 2010-12-14
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-149552

OTEEGEE INNOVATIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of
incorporation or organization)
(IRS Employer Identification No.)

3651 Lindell Rd. Suite #D155
Las Vegas, NV
89103
(Address of principal executive offices)
(Zip Code)

1-800-854-7970
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, , a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Revenues for year ended August 31, 2010: $4,322

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2010, was: $184,210

Number of shares of the registrant’s common stock outstanding as of December 14, 2010 was: 30,390,000

Transitional Small Business Disclosure Format:   Yes ☐     No ☒

TABLE OF CONTENTS

PART I		1
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 1A	RISK FACTORS	11
ITEM 1B	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	DESCRIPTION OF PROPERTY	13
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	(REMOVED & RESERVED)	13
PART II		11
ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 7.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	19
ITEM 9A(T).	CONTROLS AND PROCEDURES	19
PART III		21
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	21
ITEM 11.	EXECUTIVE COMPENSATION	22
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
PART IV		24
ITEM 15.	EXHIBITS AND SIGNATURES	24

PART I

ITEM 1.                                            DESCRIPTION OF BUSINESS

General

Oteegee Innovations Inc., formerly named Pay By The Day Holdings Inc., (the “Company” or “OTGI” or “Oteegee”) was incorporated in August 2007 in Nevada; on August 31, 2007 we entered into a Share Exchange Agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003, whereby Pay By The Day Company Inc. became our wholly owned subsidiary. Pay By the Day Company Inc. commenced operations in July 2003 and at the time of the Share Exchange the sole owner of Pay By The Day Company Inc. was Jordan Starkman, Oteegee Innovations Inc. sole officer and director.  Our business office is located at 3651 Lindell Rd. Suite #D155, Las Vegas, NV 89103.  Our telephone number is 1-800-854-7970.

On March 12, 2010, the Company entered into a non-binding letter of intent (“Letter of Intent”) with Grail Semiconductor, Inc. (“Grail Semiconductor”), pursuant to which the Company will acquire all of the assets of Grail Semiconductor and exclusive rights to a number of other cutting edge independent innovative technologies.

On March 22, 2010, the Company filed a certificate of amendment to the Company’s articles of incorporation (the “Amendment”) with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc. The Amendment was a result of a letter of intent entered into on March 12, 2010 to acquire all of the assets of Grail Semiconductor, Inc. and exclusive rights to a number of other independent technologies. The holders of the outstanding common stock of the Company approved the name change on March 01, 2010.

On April 7, 2010, the Company effected a 10 or 1 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

On July 6, 2010, the Company closed a share exchange agreement (the “Agreement”) with Oteegee International Holdings Limited, a company incorporated in Hong Kong (“Oteegee International”). Pursuant to the Agreement, the Company issued 61,647,250 shares of common stock pending the close of the Agreement in exchange for 4,000 common shares representing 40% of Oteegee International.

On August 20, 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor, and as a result, the Company cancelled the 61,647,250 of its common shares issued to Oteegee International Holdings Limited.

The Letter of Intent was terminated due to the Company’s inability to raise preliminary funding during the due diligence period of the Letter of Intent.  The Company will also convert its advances into equity of Grail Semiconductor and Solar Utilities pursuant to the Letter of Intent.

On November 29, 2010, the Company signed an Asset Purchase Agreement to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada.  The property is made up of 222 map-designated cells totaling 11,844 hectares. The Company will issue 15 million shares of common stock to the group of sellers plus a cash payment of $250,000 over a six-month period.  In addition, the Company will commit to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011. After spending a total amount of $2,500,000 on the property, the Sellers of the Abigail Property will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. After spending a total amount of $5,000,000 on the property, the Sellers of the Abigail Property will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000.  If a feasibility study is put in place an additional 1,000,000 shares and $250,000 will be delivered to the Sellers, and if a bank feasibility is put in place a further 2,000,000 shares and $500,000 cash will be delivered to the Sellers.  The Company has also agreed to pay the selling group a 3% royalty on any commercial producing mineral deposit.

The market for lithium is still small and relatively restricted. Lithium is a key component in existing battery technology, particularly for portable electronics applications. The lithium sector has been further stimulated with the need to develop more environmentally friendly transportation choices.  A combination of rising gasoline prices and environmentally-conscious consumers further spurred the hybrid and electric vehicle sector in 2009, culminating in a US government stimulus package directed at the lithium battery and electric vehicle sector in 2009.

Lithium is a light, highly reactive metal with uses in a variety of industrial applications including ceramics, lubricants and pharmaceuticals.  The fastest growing market for lithium is as lithium carbonate for use in batteries, including those in cell phones, computers and new generations of electric and hybrid vehicles.  The supply of lithium necessary to produce lithium carbonate can come from two principal sources: (1) brines containing high concentrations of lithium and other elements; and (2) the mineral spodumene, which is usually concentrated in pegmatite deposits.  Lithium from spodumene is in silicate form and following mining and production of a concentrate, requires processing to be converted to lithium carbonate. Oteegee believes that lithium demand will grow as its value as a preferred battery material is fully realized.

The Company is in the process of incorporating a new company in Wyoming named Tucana Explorations Inc. (“Tucana”) The interest in the Abigail Lithium Project will be owned by Tucana.

The Company will operate both Pay By The Day and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.oteegeeinnovations.com with its two web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

The Company uses “Pay By The Day” or “PBTD” branding as a basic premise of our business model with a primary focus on direct sales of Computer Products and Consumer Electronics.  Our name is a reflection of today’s demanding financing environment.  We are a one-stop shop for our customers who may have limited access to capital and a need or desire to purchase our product offerings.

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

PBTD has recognized the sales and profit potential of selling Computer Products and Consumer Electronics to customers that may want or need to use credit facilities to make their purchases.   These products include desktop and laptop computers, TV’s, cameras, video games, iPods, and audio equipment. Our goal is to be a key player in the sale of Computer Products and Consumer Electronics directly to consumers through a targeted multi-media direct marketing approach.  The company’s primary success will come from consumers desire to purchase products through a variety of financing options and payments starting at “a dollar a day”.

PBTD’s targeted multi-media direct marketing approach involves a combination of both television commercials and print advertisements in selected communities that fit our target market.  Our primary concentration is rural communities lacking big box retailers and customers who are not price conscious.

PBTD has sold computer systems and negotiated financing for customers all across Canada.  PBTD finances the transactions through either a third party finance service provider, or PBTD finances the purchase internally requiring a down payment.  PBTD currently has a steady flow of applications for financing of computers and consumer electronics from our past advertising campaigns, however our approval rates have declined over the past 2 years. All applications received by PBTD are for financing purposes.  When the application is submitted by the customer, there is no specification as to who is to provide the financing.  The Company’s first resort is to have the application approved by our 3rd party finance provider, however if declined, PBTD will attempt to finance the transaction internally.   Currently, PBTD receives approximately 5-7 applications per week.

PBTD CreditPlus offers products and information that will improve credit worthiness for our target group through PBTD’s own internal Secured Credit Card and PBTD’s internal financing.  PBTD CreditPlus Secured Credit Card is operational and we have had customers apply.  The applications received and the inquiries into the program stem from the PBTD web site.  However, we currently have no customers signed up to the program and we have no security deposits being held in trust.

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

PBTD’s mission is to become a key competitor in the direct sale of Computer Products and Consumer Electronics, while PBTD’s CreditPlus division desires to become one of Canada’s leading marketer and provider of Secured Credit Card options for customers who wish to establish or re-establish credit history.  Given the Canadian marketplace for secured credit card products we believe there is a significant opportunity for Pay By The Day to capture a large percentage of the market.  The 6 major Canadian financial institutions offering secured products require a minimum security deposit of $1,000.  Additionally, there are only 3 financial institutions in Canada who promote secured credit cards as a way to rebuild credit.  Home Trust requires a $1,000 deposit, People’s Trust has the secured MasterCard program requiring a $500 deposit, and Capital One who we consider to be the largest player in Canada, requires a minimum security deposit of $75.  A large portion of consumers who wish to establish or re-establish credit history do not necessarily have $1,000 or want to tie up $1,000 for a secured credit card.  We believe having a lower security deposit option of $200 provides an attractive option to these individuals, and is the basis for our belief that we will be able to compete with the other financial institutions offering a similar product.

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

PBTD Computers Operation

Typical Revenue Producing Transaction:

A customer’s first experience with us is generally when they call our toll free number in response to one of our marketing campaigns.  Our primary sales efforts are directed towards customers who contact us as a result of our marketing campaigns.  Our secondary sales efforts are made throughout bound sales calls from our offices.  Customers are also able to come to our office and pick up their purchases.

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

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer.  If the customer has “B” level credit then the payout amount to us is 90% of the $1,000 transaction amount.  There is no recourse on transactions rated as an “A” credit deal, however PBTD has 1st payment recourse on “B” credit deals. Once the customer has made their 1st payment, PBTD is no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turnaround time for approvals or declines.  PBTD is not related to any of our service providers except for the relationships described.

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

Potential customers who call while our sales staff is unavailable are tracked by a call capture system which allows us to contact the customer from the downloaded phone numbers. Our internal sales staff will use its best efforts to return such calls immediately.

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

The Call Centre

We collect leads through calls that come into our office as a result of our multi-media advertising campaigns.  We also make outbound calls to individuals in targeted demographic groups throughout Canada.  All inbound and outbound calls are executed by PBTD staff and are not outsourced. By utilizing our existing staff and phone system we eliminate the additional costs associated with outsourcing. If additional staff is needed, PBTD’s back end database allows for easy access from any computer at anytime. We can arrange for staff to work from home, place calls from their own phone, and email the necessary documents to the customer from home thereby eliminating additional expenses.

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

Tucana Exploration

The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 222 map-designated cells totaling 11,844 hectares. The Abigail property is situated in the north-eastern part of the Superior Province, which itself lies in the heart of the Canadian Shield. The Superior Province extends from Manitoba to Quebec, and is mainly made up of Archean rocks. The general metamorphism is at the greenschist facies, except in the vicinity of intrusive bodies, where it can go to the amphibolite-to-granulite facies.

The Abigail property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids. The geological maps by Valiquette reveal the presence of basalt and/or amphibolite remnants in a gneissic formation intruded by granites.

Recent work has been performed by Golden Goose Resources outlined in Nisk-1 deposit, approximately 6.5 km to the SE of the Abigail Property. NI-43-101 compliant resources were evaluated by RSW, and are shown in the table below. This deposit is now owed by Nemaska Exploration, who bought Golden Goose’s interest in all its claims in the James Bay area in 2009. In May 2010, Nemaska reported NI-43-101 resoucres estimated by Geostat System International on the Whabouchi property; this deposit contains Li2O and BeO and is located 1.5 km to the W of the Abigail property.

The property is on strike with the spodumene-bearing pegmatite located on the Whabouchi property held by Nemaska Exploration Inc. The Abigail property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about 1 km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type.

The Abigail property is easily accessible which greatly enhances the economics of the project, as “Route du Nord” crosses the south part of the property. This road originates in the town of Chibougamou, approximately 280 km to the SSE, and leads to the village of Nemaska and the Route de la Baie-James. A Hydro-Quebec powerline has been built along the “Route du Nord” in the region of the Abigail property, and the Nemiscau airport is located 20 km west of the property, serviced by Air Creebec and chartered flights. The village of Nemaska and the Relais Routier CCDC located respectively 35 and 15 km to the west of the Abigail property may be used to house workers and service the property. In addition, the Abigail property is covered by the cellular networks.

The Company plans on commencing an initial work program on the property consisting of an airborne electromagnetic and magnetic survey covering the entire property, at a 125-m line spacing.  This survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites.  The survey will be followed up by a geological survey and prospecting program covering the targets to be defined by the airborne survey.

The Company’s acquisition of the Abigail Lithium project allows us to experience and prosper from the booming mining sector. Furthermore, we are fortunate to be situated beside Nemaska Exploration’s Whabouchi project.  The Abigail Property is located 1.5 km west of Nemaska Exploration’s Whabouchi lithium project.  The Whabouchi property has confirmed high grade spodumene concentrate, and has been ranked 1st in Canada and 3rd in the world amongst hard rock pegmatite projects being developed by researcher signumBOX.

The Company is still driven in its belief in technology and is looking to stay in the vertical technology space.  Our growth will continue with a focus in the commodity supply side starting with the Abigail lithium project.  Lithium is a viable entry point into the mining sector due to its diverse range of end uses.  This environmentally benign metal is the established power for literally billions of applications.  We consider the battery market, primarily for hybrid and electric vehicles and as storage batteries for wind and solar power plants, as its target market.  Lithium ion batteries have become the rechargeable battery of choice for the makers of cell phones, laptop computers, power tools, and hybrid cars.  Lithium dominates the battery market because of its relatively lighter weight and energy density three times that of its nickel metal hydride competitor.  As well, it recharges faster, lasts longer and operates in temperatures well below freezing.  In addition, the future of lithium lies in the global demand for environmentally friendly plug-in electric cars.  In the US, 300,000+ hybrid cars were sold last year and as a further spur to the market, the US government has pledged US$27.4 billion in loans/grants to electric vehicle and lithium battery markets.

We will seek to form strategic relationships with large technology companies for distribution of potentially all end products.  The Company believes it is in the most opulent area for future growth and creating shareholder value.

Competition

We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration.  This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Governmental Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our property. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our property.

ITEM 1A.    RISK FACTORS

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in August 2007. With the exception of $84 in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $750,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended 31 August 2010 we have incurred a net loss of $267,389 and an accumulated deficit of $537,217. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Employees

As of August 31, 2010, we had approximately 1 employee and 2 consultants to the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the company has facilities in Richmond Hill, Ontario, and the location is provided to the Company rent-free from a third party and there is no lease agreement.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    (REMOVED & RESERVED)

None.

PART II

ITEM 5.                                            MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol OTGI.  Minimal trading has occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The Company’s common shares, par value $0.001 are trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol OTGI.

Holders

As of the August 31, 2010 statement, we had 65 stockholders of our common stock.

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

Recent Sales of Unregistered Securities

In January 2010 a note payable was converted to 6,000,000 shares in the Company at a price of $0.02 per share.

In January 2010 the Company issued 2,000,000 shares for cash at $0.0375 per share.

In February 2010 the Company issued 200,000 shares for accounts payable at $0.05 per share.

Equity Compensation Plan Information

None.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation for Tucana Exploration

On November 29, 2010, the Company signed an Asset Purchase Agreement with a group of sellers to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares.  The Company plans on commencing an initial work program on the property consisting of an airborne electromagnetic and magnetic survey covering the entire property, at a 125-m line spacing.  This survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites.  The survey will be followed up by a geological survey and prospecting program covering the targets to be defined by the airborne survey.

The budget to complete the initial work program on the property is described below:

Airborne Magnetic and Electromagnetic Survey (125m line spacing)	TOTAL

Airborne survey, mob and demob, lump sum	20,000
Survey (Mag and VLF) 1,095km @ $73/km	79,935
Wait time, additional survey lines, ect	35,000
Contingency 12%	16,192
Total Airborne Survey	$151,127

Geological Survey and Prospecting

Geological survey, 2 geologists, 2 helpers, room and board, helicopter support if needed, assays, all inclusive for approximately 45 days	135,000
Contingency 12%	16,200
Total Geological Survey	$151,200
Total Airborne and Geological	$302,327

The Company is in the process of incorporating a new company in Wyoming named Tucana Explorations Inc.  On closing of the interest in the Abigail Lithium Project, the property will be owned by Tucana Explorations Inc.

The Company will be committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011.

The Company is currently negotiating the financing of the Company’s business operations with a number of parties. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Plan of Operation for PBTD Segment

The Company will continue with the Pay By The Day operations and its promotion of PBTD CreditPlus after the Abigail acquisition is completed.   The promotion of PBTD CreditPlus is contingent upon the Company successfully obtain financing and will begin with the production of a new 30 second direct response commercials. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

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

We receive 100% of the transaction amount on “A” credit deals and due to the added risk for “B” credit customers, the payout is 90% of the transaction amount. For example, if the purchase amount is $1,000, our third party service provider pays us 100% of the $1,000 for an “A” credit customer. If the customer has “B” level credit then the payout amount to us is 90% of the $1,000 transaction amount. There is no recourse on transactions rated as an “A” credit deal, however we have 1st payment recourse on “B” credit deals. Once the customer has made there 1st payment, we are no longer liable for the sale amount. We currently have no exposure at this point in time. We are currently being funded on deals once the merchandise has been shipped from our facilities and the customer acknowledges receipt of goods. We currently have a 3-5 hour turnaround time for approvals or declines. We are not related to any of our service providers except for the relationships described.

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

Results of Operation

For the period from inception through 31 August 2010, we had $384,361 in revenue. Operating expenses for the period from inception totaled $697,575 and our loss from operations was $579,148 and our net loss was $534,217.

Revenue for the fiscal year ended 31 August 2010 was $4,322 compared to $4,315 for fiscal year end 31 August 2009. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.

Operating Expenses for the year ended 31 August 2010 were $263,969 compared to $125,438 for the year ended 31 August, 2009. The increase in operating expenses during the year ended 31 August 2010 compared to the year ended 31 August 2009 is primarily attributed to  $120,000 deferred offering costs written off . The Company deferred the direct incremental costs of raising capital until such time as the offering is completed. Since the term of agreement is over and the intended financing was not raised, the deferred offering costs have been expensed in current year.  The company also incurred consulting fees, accounting, audit and legal fees.

Loss from operations were $261,997 for year ended 31 August 2010 and $123,741 for year ended 31 August 2009.

Net loss was $267,389 for year ended 31 August 2010 and $124,214 for year ended 31 August 2009. The deferred offering costs written off was the sole contributing factor for the decreased loss during the period.

During the year ending 31 August, 2010 and 31 August, 2009, we had no provision for income taxes due to the net operating losses incurred.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to August 31, 2010.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If our 3rd party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance. In this situation, it is uncertain if we will be able to continue to finance customer‘s purchases through our third party service provider. We may have to enter into additional agreements with multiple 3rd party finance providers, or increase the number of transactions financed internally. Our decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market PBTD and our offerings. In addition, over the past two years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing. Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced our profit margins.

Liquidity and Capital Resources

As of August 31, 2010 we had a cash balance of $84 and a working capital deficit of $80,294.

In January of 2010 the Company raised $75,000 in cash through a private placement. These funds have been allocated towards legal fees, audit and accounting fees, the reduction of debt and advances to Grail Semiconductor.

Acquisition of the Abigail Property

On November 29, 2010, the Company signed an Asset Purchase Agreement to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares. The Company will issue 15 million shares of common shares to the group of sellers plus a cash payment of $250,000 over a six-month period.  In addition, the Company will commit to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company is required to raise a minimum of $550,000 within 6 months as defined in the agreement with the selling group of the Abigail property. Such agreements are conditional upon the raising of funds to pursue the Company’s new business model. There is no assurance that the company will raise the capital required to complete the acquisition and the Company is currently seeking capital to complete its obligation.  The Company is currently negotiating the amount required with various parties.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

ITEM 8.    FINANCIAL STATEMENTS

OTEEGEE INNOVATIONS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2010

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 – F-13

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oteegee Innovations Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Oteegee Innovations Inc. and Subsidiary (a Development Stage Company) as of 31 August 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended 31 August 2010 and 2009 and for period from the date of inception (5 June 2003) to 31 August 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oteegee Innovations Inc. and Subsidiary (a Development Stage Company) as of 31 August 2010 and 2009, and the results of its operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended 31 August 2010 and 2009 and for period from the date of inception (5 June 2003) to 31 August 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
14 December 2010

CONSOLIDATED BALANCE SHEETS

 (Expressed in United States Dollars)

AS OF

	31 August 2010	31 August 2009

ASSETS
Current Assets
Cash	$84	$33
Available-for-sale securities, at fair value	-	15
Convertible notes receivable	21,978	-
Total Current Assets	22,062	48
Long Term Assets
Equipment	3,213	5,982
Total Assets	$25,275	$6,030
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$77,988	$55,788
Convertible notes payable	18,540	-
Advances from stockholder	828	693
Advances from related party	5,000	136,683
Total Liabilities	102,356	193,164
Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 15,390,000 (31 August 2009 – 7,190,000)	15,390	7,190
Additional paid-in capital	396,760	79,960
Common stock issuable	50,000	-
Accumulated other comprehensive loss	(5,014)	(7,456)
Deficit accumulated during the development stage	(534,217)	(266,828)
Total Stockholders' Deficit	(77,081)	(187,134)
Total Liabilities and Stockholders' Deficit	$25,275	$6,030

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2010	For the Year Ended 31 August 2009	For the Period from Inception (5 June 2003) to 31 August 2010

SALES	4,322	4,315	384,361
COST OF GOODS SOLD	2,350	2,618	265,934
GROSS PROFIT	1,972	1,697	118,427

EXPENSES
Professional fees	249,083	115,056	515,879
Interest and bank charges	2,226	446	18,783
Depreciation	3,010	1,796	17,639
Office and general	2,040	1,632	35,607
Advertising and promotion	2,399	1,547	34,322
Rent and occupancy costs	450	-	28,132
Vehicle	123	279	1,110
Bad debts	-	-	9,774
Telecommunications	4,638	4,682	36,329
TOTAL OPERATING EXPENSES	263,969	125,438	697,575
LOSS FROM OPERATIONS	(261,997)	(123,741)	(579,148)
Foreign exchange loss	(218)	(477)	18,842
Interest income	-	4	11,821
Realized loss on disposal of available-for-sale securities	(5,174)	-	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(267,389)	$(124,214)	$(534,217)
Foreign currency translation adjustment	(2,367)	(973)	(5,014)
Unrealized loss on available-for-sale securities, net of tax	4,809	-	-
COMPREHENSIVE LOSS	$(264,947)	$(125,187)	$(539,231)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,181,233	626,123
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2010

(Expressed in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Common stock issuable	Accumulated Other Comprehensive Loss	Deficit Accumulated During The Development Stage	Total Stockholders' Deficit
Opening Balance	-	$-	$-	$-	$-	$-	$-
Issuance of common stock at inception	2,000,000	2,000	(1,800)	-	-	-	200
Foreign currency translation	-	-	-	-	(109)	-	(109)
Net loss	-	-	-	-	-	(1,257)	(1,257)
Balance, 31 August 2003	2,000,000	2,000	(1,800)	-	(109)	(1,257)	(1,166)
Foreign currency translation	-	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	-	(5,825)	(5,825)
Balance, 31 August 2004	2,000,000	2,000	(1,800)	-	(614)	(7,082)	(7,496)
Foreign currency translation	-	-	-	-	(504)	-	(504)
Net loss	-	-	-	-	-	(5,810)	(5,810)
Balance, 31 August 2005	2,000,000	2,000	(1,800)	-	(1,118)	(12,892)	(13,810)
Foreign currency translation	-	-	-	-	8,200	-	8,200
Net loss	-	-	-	-	-	(18,388)	(18,388)
Balance, 31 August 2006	2,000,000	2,000	(1,800)	-	7,082	(31,280)	(23,998)
Issuance of common stock for cash	500,000	500	(450)	-	-	-	50
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(2,815)	-	(2,815)
Foreign currency translation	-	-	-	-	(12,682)	-	(12,682)
Net loss	-	-	-	-	-	(16,945)	(16,945)
Balance, 31 August 2007	2,500,000	$2,500	$(2,250)	$-	$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	3,590,000	3,590	32,310	-	-	-	35,900
Issuance of common stock for services	100,000	100	900	-	-	-	1,000
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(1,994)	-	(1,994)
Foreign currency translation	-	-	-	-	3,926	-	3,926
Net loss	-	-	-	-	-	(94,389)	(94,389)
Balance, 31 August 2008	6,190,000	$6,190	$30,960	$-	$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	1,000,000	1,000	49,000	-	-	-	50,000
Foreign currency translation	-	-	-		(973)	-	(973)
Net loss	-	-	-		-	(124,214)	(124,214)
Balance, 31 August 2009	7,190,000	$7,190	$79,960	$-	$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	6,000,000	6,000	114,000	-	-	-	120,000
Issuance of common stock for cash	2,000,000	2,000	73,000	-	-	-	75,000
Issuance of common stock for accounts payable	200,000	200	9,800	-	-	-	10,000
Common stock issuable for consulting services				50,000
Foreign currency translation	-	-	-	-	4,809	-	4,809
Change on unrealized loss on available-for-sale securities, net of taxes	-	-	-	-		-
Forgiveness of advances from related party	-	-	120,000	-	-	-	120,000
Net loss	-	-	-	-	-	(267,389)	(267,389)
Balance, 31 August 2010	15,390,000	$15,390	$396,760	$50,000	$(5,014)	$(534,217)	$(77,081)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2010	For the Year Ended 31 August 2009	For the Period from Inception (5 June 2003) to 31 August 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(267,389)	$(124,214)	$(364,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,010	1,796	17,639
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	50,000	51,000
Common stock issuable for consulting services	50,000	-	50,000
Write off deferred offering costs	120,000	-	120,000
Changes in operating assets and liabilities:
Prepaid and sundry assets	-	1,514	-
Accounts payable and accrued liabilities	32,200	27,778	77,989
CASH FLOWS USED IN OPERATING ACTIVITIES	(62,179)	(43,126)	(214,827)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	15	-	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(1,937)	(28,076)
CASH FLOWS USED IN INVESTING ACTIVITIES	15	(1,937)	(23,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	18,540	-	18,540
Convertible loans receivable	(21,978)	-	(21,978)
Advances from (to) stockholder	135	(17,982)	828
Advances from (to) related party	(11,683)	64,029	5,000
Issuance of common stock for cash	75,000	-	121,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	60,014	46,047	243,540
EFFECT OF FOREIGN CURRENCY TRANSLATION	(2,608)	(973)	(5,015)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	4,809	-	-
NET INCREASE IN CASH	51	11	84
CASH, BEGINNING OF YEAR	33	22	-
CASH, END OF YEAR	$84	$33	$84
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Pay By The Day Holdings Inc. (“PBTD”) was incorporated in the State of Nevada on 31 August 2007.  On 22 March 2010, PBTD filed a certificate of amendment to amend the articles of incorporation (the “Amendment”) with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc. (the “Company” or “Oteegee”). The Amendment was a result of a non-binding letter of intent (“Letter of Intent”) entered into on 12 March 2010 to acquire all of the assets of Grail Semiconductor, Inc. and exclusive rights to a number of other independent technologies.

On 31 August 2007 the Company acquired Pay by the Day Company Inc. ("PBDC"), which was incorporated in Canada on 5 June 2003. PBDC is a company whose principal line of business is selling computers and other electronic components through telephone and web orders, which the company then finances through a third party.

On 6 July 2010, the Company closed a share exchange agreement (the “Share Agreement”) with Oteegee International Holdings Limited, a company incorporated in Hong Kong (“Oteegee International”). Pursuant to the Share Agreement, the Company issued 61,647,250 shares of common stock pending the close of the Share Agreement in exchange for 4,000 common shares representing 40% of Oteegee International.  On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor, Inc. (“Grail”). The Letter of Intent was terminated due to the Company’s inability to raise preliminary funding during the due diligence period of the Letter of Intent.  As a result of the Letter of Intent being terminated, the Company cancelled 61,647,250 of its common shares issued to Oteegee International. The Company will also convert its advances into equity of Grail Semiconductor and Solar Utilities pursuant to the Letter of Intent.

On 7 April 2010, the Company affected a 10 or 1 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

On 29 November 2010, the Company signed an Asset Purchase Agreement to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada.  The property is made up of 222 map-designated cells totaling 11,844 hectares. The Company will issue 15 million shares of common stock to the group of sellers plus a cash payment of $250,000 over a six-month period.  In addition, the Company will commit to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011. The Company has also agreed to pay the selling group a 3% royalty on any commercial producing mineral deposit. The Company is in the process of incorporating a new company in Wyoming named Tucana Explorations Inc. On closing of the interest in the Abigail Lithium Project, the property will be owned by Tucana Explorations Inc (“Tucana”).

The Company will operate both Pay By The Day and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.oteegeeinnovations.com with its two web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation and comprehensive loss, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

	2010	2009
Working capital deficiency	$(80,474)	$(193,116)
Deficit	(534,217)	(266,828)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605, Revenue Recognition.  Revenue from sales to customers are recognized at the date a formal arrangement exists, the price is fixed and determinable, the goods are shipped to the customer and no other significant obligation of the Company exists and collectability is reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information

The Company's financial instruments consist of cash, available-for-sale securities, loan receivable, accounts payable and accrued liabilities, convertible notes payable, advances from stockholder and advances from related party and other amounts payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of PDBC, a foreign subsidiary whose functional currency is the Canadian dollar, were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended 31 August 2010 and 2009 or for the period from inception (5 June 2003) to 31 August 2010.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of consolidated financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity (deficit), and consists of unrealized gains (losses) on available for sale marketable securities and foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

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

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

Deferred Offering Costs

The Company defers, as other assets, the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after 15 June 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on 1 January 2011.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2010	Net 2009

Furniture and equipment	$3,452	$(2,180)	$1,272	$1,754
Computer	14,055	(12,114)	1,941	4,228
	$17,507	$(14,294)	$3,213	$5,982

6.	CONVERTIBLE NOTES RECEIVABLE

In accordance with the Letter of Intent entered into on 12 March 2010, the Company provided advances for administrative and other organizational expenses to Grail Semiconductor and Solar Utilities, which were required to close the acquisition of the assets of Grail Semiconductor. The advances are non-interest bearing and secured by convertible notes to equity of Grail Semiconductor and Solar Utilities.   If a closing does not occur, the notes will convert to equity according to the terms of the respective note, and such conversion will be the sole recourse of the Company for all such expenditures. On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor. As of the date of this report, the notes have not been converted into equity of Grail Semiconductor and Solar Utilities and the conversion terms are currently being negotiated.

7.	ADVANCES FROM STOCKHOLDER

The advances from stockholder were from the sole director and stockholder, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.

8.	CONVERTIBLE NOTES PAYABLE

In September 2009 the Company issued a one year $120,000 convertible note payable in exchange for future consulting services relating to raising financing for the Company, accordingly these amounts have been recorded as deferred offering costs.  The convertible note payable matures in twelve months, is unsecured, bears interest at 6% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur. At any time or times on or before 1 September 2010, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.02 per common share. On 20 January 2010 the note payable was converted to 6,000,000 shares in the Company at $0.02 per share.

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

In August 2010 the Company issued a one year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.10 per common share.

9.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of Oteegee as at 31 August 2010 were $5,000 (2009 - $136,683). These advances are non interest bearing, unsecured and with no specific terms of repayment.

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of  Oteegee, waived repayment of $120,000 of the advances. As a result, the advances were recorded as an addition to additional paid-in capital.

Management fees paid to the spouse of Jordan Starkman, the sole director of the Company for the year ended 31 August 2010 were $4,700 (year ended 31 August 2009 - $8,100).

10.	CAPITAL STOCK

During fiscal 2003, the Company completed non-brokered private placements of 2,000,000 shares of common stock for proceeds of $200.

During fiscal 2007, the Company completed non-brokered private placements of 500,000 shares of common stock for proceeds of $50.

During fiscal 2008, the Company issued 100,000 shares of common stock for legal services rendered at $0.01 per share.

During fiscal 2008, the Company issued 3,590,000 shares of common stock for cash at $0.01 per share.

In August 2009 the company issued 1,000,000 shares of common stock for consulting services rendered at $0.05 per share.

In January 2010 a $120,000 note payable was converted to 6,000,000 shares of common stock in the Company at a price of $0.02 per share.

In January 2010 the Company issued 2,000,000 shares of common stock for cash at $0.0375 per share.

In February 2010 the Company issued 200,000 shares of common stock for accounts payable at $0.05 per share.

On 7 April 2010, the Company affected a 10 for 1 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 31 August 2010 and 2009 and for the period from inception to 31 August 2010, there were no interest or taxes paid by the Company.

In February 2010 the Company issued 200,000 shares of common stock for accounts payable at $0.05 per share.

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

The components of deferred income taxes, have been determined at the combined Canadian federal and provincial statutory rate of 36.12% (2009 - 36.12%) and US federal statutory rate of 15% and are as follows:

	2010	2009

Deferred income tax assets:
Income tax losses available for carryforward	$54,950	$34,039
Unrealized loss on available-for-sale securities	-	1,420
Valuation allowance	(54,950)	(35,459)
Deferred income taxes	$-	$-

13.	SUBSEQUENT EVENTS

Events that have occurred subsequent to 31 August 2010 have been evaluated through the date of this audit report.

On 29 November 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 320/12 and 320/13.  The property is made up of 222 map-designated cells totaling 11,844 hectares.  Pursuant to the Agreement, the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company has agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011.  The Company has agreed to pay the Selling group a 3% royalty on any commercial producing mineral deposit.

In November 2010 the Company issued a one year convertible note payable in the amount of $10,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 29 November 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.05 per common share.

14. FINANCIAL INSTRUMENTS

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

Fair Values

The Company's financial instruments consist of cash, available-for-sale securities, convertible notes receivable, accounts payable and accrued liabilities, convertible notes payable, advances from stockholder and advances from related party and other amounts payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chairman of the Board of Directors, Chief Financial Officer, Controller, Principal Accounting Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Jordan Starkman	41	President, Secretary & Director

JORDAN STARKMAN, 41, President. Mr. Starkman brings over fifteen years experience in sales, financial consulting, and investor and client relations to the Pay By The Day team.  He is a co-founder of Pay By the Day and was VP Operations prior to becoming President in January 2006.  Prior to joining Pay By The Day, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics.  Jordan has an extensive background in finance and business development.  He worked for 7 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers.  Jordan also holds a BA in Statistics from the University of Western Ontario.  In addition, Jordan is the President of ECash, Inc. and Health Advance Corp.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2010.

Code of Ethics

None.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman President, Secretary &	2010	$0	0	0	0	0	0	0	$0
Director	2009	$0	0	0	0	0	0	0	$0
		$0	0	0	0	0	0	0	$0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percentage of Class (2)

Jordan Starkman (1)	2,475,980	16.1%
3651 Lindell Rd. Suite #D155
Las Vegas, NV 89103

Odd Vagle	2,000,000	13.0%
11 Upper Park Road
London, UK NW3 2UN

All directors and executive officers as a group	2,475,980	16.1%

(1) The person listed is an officer and/or director of the Company.
(2) Based on 15,390,000 shares of common stock issued and outstanding as of August 31, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The advances from stockholder were from the sole director, Jordan Starkman.  The amount as at 31 August 2010 of $828 (2009 - $693) is non-interest bearing, unsecured and due on demand.

Accrued or paid management fees to the spouse of Jordan Starkman, the sole director of the Company as at 31 August 2010 were $4,700 (2009 - $8,100).

Advances from a related company controlled by Jordan Starkman, the sole director of PBTD as at 31 August 2010 were $5,000 (2009 - $136,683). These advances are non interest bearing, unsecured and with no specific terms of repayment.

In September 2009, Health Advance Corp., which is controlled by Jordan Starkman, the sole director of PBTD, waived repayment of $120,000 of the advances. As a result, the advances were recorded as an addition to additional paid-in capital.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2010, we were billed approximately $20,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2010.

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

Oteegee Innovations Inc.

By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer

Date: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer,	December 14, 2010
Jordan Starkman	Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer