Form 10-Q
period 2010-11-30
OTEEGEE INNOVATIONS, INC.
filed 2011-01-19
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2011: 30,390,000 shares of common stock.

OTEEGEE INNOVATIONS, INC. (FORMERLY PAY BY THE DAY HOLDINGS, INC.)

FORM 10-Q

November 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	(Removed and Reserved)	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

30 NOVEMBER 2010

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	30 November 2010 (Unaudited)	31 August 2009 (Audited)

ASSETS
Current Assets
Cash	$15,726	$84
Convertible notes receivable	22,677	21,978
Total Current Assets	38,403	22,062
Long Term Assets
Equipment	2,544	3,213
Total Assets	$40,947	$25,275

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$83,730	$77,988
Convertible notes payable	28,540	18,540
Advances from shareholder	3,702	828
Advances from related party	5,323	5,000
Total Liabilities	121,295	102,356

Stockholders' Deficit
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 15,390,000 (31 August 2010 - 15,390,000)	15,390	15,390
Additional paid-in capital	396,760	396,760
Accumulated other comprehensive loss	(5,930)	(5,014)
Common stock issuable	58,000	50,000
Deficit accumulated during the development stage	(544,568)	(534,217)
Total Stockholders' Deficit	(80,348)	(77,081)
Total Liabilities and Stockholders' Deficit	$40,947	$25,275

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2010	For the Three Months Ended 30 November 2009	For the Period from Inception (5 June 2003) to 30 November 2010

SALES	392	825	385,046
COST OF GOODS SOLD	-	394	265,934
GROSS PROFIT	392	431	119,112

EXPENSES
Professional fees	7,803	225	523,969
Interest and bank charges	353	1,852	19,136
Depreciation	770	721	18,409
Office and general	172	185	35,779
Advertising and promotion	621	38	34,943
Rent and occupancy costs	-	-	28,132
Vehicle	-	-	1,110
Bad debts	-	-	9,774
Telecommunications	1,032	1,002	37,361
TOTAL OPERATING EXPENSES	10,751	4,023	708,613
LOSS FROM OPERATIONS	(10,359)	(3,592)	(589,501)
Foreign exchange gain	2	-	18,844
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	-	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(10,357)	$(3,592)	$(544,568)
Foreign currency translation adjustment	(916)	(1,087)	(5,930)
COMPREHENSIVE LOSS	$(11,273)	$(4,679)	$(550,498)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	15,390,000	7,190,000

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2010	For the Three Months Ended 30 November 2009	For the Period from Inception (5 June 2003) to 30 November 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,357)	$(3,592)	$(544,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	770	721	18,308
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	51,000
Accrued interest on convertible note payable	-	1,795	50,000
Write off deferred costs	-	-	120,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,740	1,643	83,730
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,847)	567	(218,768)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(28,076)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(23,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	10,000	-	28,540
Loan receivable	-	-	(22,677)
Advances from stockholder	2,874	486	3,702
Advances from related party	323	-	125,323
Proceeds received from common stock issuable	8,000	-	129,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,197	487	264,038
EFFECT OF FOREIGN CURRENCY TRANSLATION	(1,708)	(1,087)	(5,930)
NET INCREASE (DECREASE) IN CASH	15,642	(33)	15,726
CASH, BEGINNING OF PERIOD	84	33	-
CASH, END OF PERIOD	$15,726	$-	$15,726

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(FORMERLY PAY BY THE DAY HOLDINGS, INC. AND SUBSIDIARY)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2010
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

On 29 November 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 320/12 and 320/13.  The property is made up of 222 map-designated cells totaling 11,844 hectares.   Pursuant to the Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company has agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011. The Company has agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.  The Company is in the process of incorporating a new company in Wyoming named Tucana Explorations Inc.  On closing of the interest in the Abigail Lithium Project, the property will be owned by Tucana Explorations Inc. (“Tucana”).

The Company will operate both Pay By The Day and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.oteegeeinnovations.com with its two subsidiary web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended 30 November 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2010.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is imminent. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

5.	CONVERTIBLE NOTES PAYABLE

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

The advances from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 30 November 2010 of $3,702 (31 August 2010 - $828) is non interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

7.	CONVERTIBLE NOTES RECEIVABLE

In accordance with a Letter of Intent entered into on 12 March 2010, the Company provided advances for administrative and other organizational expenses to Grail Semiconductor, Inc and Solar Utilities, which were required to close the acquisition of the assets of Grail Semiconductor. The advances are non-interest bearing and secured by convertible notes to equity of Grail Semiconductor and Solar Utilities.   If a closing does not occur, the notes will convert to equity according to the terms of the respective note, and such conversion will be the sole recourse of the Company for all such expenditures. On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor. As of the date of this report, the notes have not been converted into equity of Grail Semiconductor and Solar Utilities and the conversion terms are currently being negotiated.

8.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of Oteegee as at 30 November 2010 were $5,323 (August 31 2010 - $5,000). These advances are non interest bearing, unsecured and with no specific terms of repayment.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

9.	CAPITAL STOCK

In November 2010 the Company received $8,000 in exchange for 160,000 shares of common stock to be issued at $0.05 per share.  The value of $8,000 is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet. These shares are expected to be issued in the next quarter.

During the year ended August 31, 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued. The value of $50,000 is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet. These shares are expected to be issued in the next quarter.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 30 November 2010 and 2009 and for the period from inception to 30 November 2010, there were no interest or taxes paid by the Company.

11.	SUBSEQUENT EVENT

On 2 December 2010, the Company closed the Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 320/12 and 320/13.  The property is made up of 222 map-designated cells totaling 11,844 hectares.   Pursuant to the Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company has agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011. The Company has agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.  The Company is in the process of incorporating a new company in Wyoming named Tucana Explorations Inc.  On closing of the interest in the Abigail Lithium Project, the property will be owned by Tucana Explorations Inc (“Tucana”).

 Item 2.     Management’s Discussion and Analysis or Plan of Operation

The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is imminent. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these consolidated financial statements.

Plan of Operation for Tucana Exploration

On December 2, 2010, the Company closed an Asset Purchase Agreement with a group of sellers to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares.  The Company plans on commencing an initial work program on the property consisting of an airborne electromagnetic and magnetic survey covering the entire property, at a 125-m line spacing.  This survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites.  The survey will be followed up by a geological survey and prospecting program covering the targets to be defined by the airborne survey.

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

Results of Operations for the three months ended November 30, 2010 compared to the three months ended November 30, 2009

For the period from inception through November 30, 2010, we had $385,046 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,934 and $708,613, respectively and our loss from operations was $589,501 and our net loss was $544,568.

Revenue for the three months ended November 30, 2010 was $392 compared to $825 for the three months period ended November 30, 2009. The revenue was generated from the sale of computer and consumer electronics and financed by the Company.

Operating expenses for the three months ended November 30, 2010 were $10,751 compared to $4,023 for the three months ended November 30, 2009. The increase in operating expenses during the three months ended November 30, 2010 compared to the three months ended November 30, 2009 is primarily attributed to professional fees. Professional fees for the three months ended November 30, 2010 were $7,803 and $225 for the three months ended November 30, 2009. These fees paid in the three months ended November 30, 2010 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings and advisory relating to future planned corporate acquisitions.

Net loss was $10,357 for the three months ended November 30, 2010 and $3,592 for the three months ended November 30, 2009. The increase in operating expenses, specifically professional fees during the period ended November30, 2010 was a contributing factor for the increased loss during the period.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to November 30, 2010.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of November 30, 2010 we had a cash balance of $15,726 and a working capital deficit of $82,892.

In November 2010 the company received $8,000 in cash in exchange for 160,000 shares of common stock to be issued.  The value of $8,000 is included in common shares issuable which are a component of additional paid-in-capital in our Consolidated Balance Sheet. As of the date of this report, the shares of common stock have not been issued.

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

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is imminent.

Acquisition of the Abigail Property

On December 2, 2010, the Company closed an Asset Purchase Agreement to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares. On December 7, 2010 the Company issued 15 million shares of common shares to the group of sellers, plus a cash payment of $250,000 over a six-month period is still owed.  In addition, the Company will commit to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company is required to raise a minimum of $550,000 within 6 months as defined in the agreement with the selling group of the Abigail property. Such agreements are conditional upon the raising of funds to pursue the Company’s new business model. There is no assurance that the company will raise the capital required to complete the acquisition and the Company is currently seeking capital to complete its obligation.  The Company is currently negotiating the amount required with various parties.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

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

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $25,000. The $25,000 will be financed through our anticipated sales of approximately $5,000 plus if needed, an advance from our sole director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and required, and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  We will need approximately $200,000 to aggressively pursue and implement our growth goals through an advertising campaign.

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

Item 4.  Controls and Procedures

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2010 the Company issued 15,000,000 common shares to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region..

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer	January 19, 2011
Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer