Form 10-Q
period 2011-02-28
OTEEGEE INNOVATIONS, INC.
filed 2011-04-19
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 19, 2011: 38,390,000 shares of common stock.

OTEEGEE INNOVATIONS, INC.

FORM 10-Q

February 28, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURE

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF
(Expressed in United States Dollars)

	28 February 2011 (Unaudited)	31 August 2010 (Audited)
ASSETS
Current Assets
Cash	$25,786	$84
Convertible notes receivable	23,755	21,978
Advances to stockholder	707	-
Total Current Assets	50,248	22,062
Long Term Assets
Mineral claims	550,000	-
Equipment	1,858	3,213
Total Long Term Assets	551,858
Total Assets	$602,106	$25,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$83,494	$77,988
Due on acquisition of mineral claims	250,000	-
Convertible note payable	29,037	18,540
Advances from stockholder	-	828
Advances from related party	305	5,000
Total Liabilities	362,836	102,356

Stockholders' Equity (Deficit)
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 30,390,000 (31 August 2010 - 15,390,000)	30,390	15,390
Additional paid-in capital	681,760	396,760
Accumulated other comprehensive loss	(7,184)	(5,014)
Common stock issuable	117,312	50,000
Deficit accumulated during the development stage	(583,008)	(534,217)
Total Stockholders' Equity (Deficit)	239,270	(77,081)
Total Liabilities and Stockholders' Equity (Deficit)	$602,106	$25,275

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Three Months Ended 28 February 2011	For the Three Months Ended 28 February 2010
SALES	36	2,239
COST OF GOODS SOLD	-	1,751
GROSS PROFIT	36	488
EXPENSES
Interest and bank charges	442	190
Depreciation	822	721
Professional fees	33,450	30,677
Office and general	366	1,233
Advertising and promotion	1,810	528
Rent	-	149
Telecommunication	1,545	1,248
TOTAL OPERATING EXPENSES	38,435	34,746
LOSS FROM OPERATIONS	(38,399)	(34,258)
Foreign exchange loss	(35)	(3,070)
Realized loss on disposal of available-for-sale securities	-	(4,817)
NET LOSS	$(38,434)	$(42,145)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,254)	2,881
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	4,809
COMPREHENSIVE LOSS	(39,688)	(34,455)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,223,333	10,667,780

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Six Months Ended 28 Feburary 2011	For the Six Months Ended 28 Feburary 2010	For the Period from Inception (5 June 2003) to 28 Feburary 2011

SALES	428	3,064	384,789
COST OF GOODS SOLD	-	2,145	265,934
GROSS PROFIT	428	919	118,855

EXPENSES
Professional fees	41,253	30,902	557,132
Interest and bank charges	795	2,042	19,578
Depreciation	1,592	1,442	19,231
Office and general	538	1,418	36,145
Advertising and promotion	2,431	566	36,753
Rent and occupancy costs	-	149	28,132
Vehicle	-	-	1,110
Bad debts	-	-	9,774
Telecommunications	2,577	2,250	38,906
TOTAL OPERATING EXPENSES	49,186	38,769	746,761
LOSS FROM OPERATIONS	(48,758)	(37,850)	(627,906)
Foreign exchange (loss) gain	(33)	(3,070)	18,809
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	(4,817)	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(48,791)	$(45,737)	$(583,008)
Foreign currency translation adjustment	(2,170)	1,792	(7,184)
Unrealized loss on available-for-sale securities, net of tax	-	4,809	-
COMPREHENSIVE LOSS	$(50,961)	$(39,136)	$(590,192)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	22,268,453	8,919,280

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Six Months Ended 28 February 2011	For the Six Months Ended 28 February 2010	For the Period from Inception (5 June 2003) to 28 February 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,791)	$(45,737)	$(583,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,592	1,442	19,223
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	101,000
Write off of deferred offering costs	-	-	120,000
Changes in operating assets and liabilities:
Accounts receivable	-	(571)	-
Accounts payable and accrued liabilities	5,506	2,796	83,495
CASH FLOWS USED IN OPERATING ACTIVITIES	(41,693)	(42,070)	(256,528)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	15	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(28,076)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	15	(23,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	10,000	-	28,540
Advances to Grail Semiconductor Inc.	-	(1,559)	(21,978)
Advances to stockholder	(1,535)	(957)	(707)
Advances from (to) related party	(5,032)	(16,683)	120,305
Proceeds from common stock issuable	67,312	75,000	188,462
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	70,745	55,801	314,622
EFFECT OF FOREIGN CURRENCY TRANSLATION	(3,350)	1,792	(8,694)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	-	4,809	-
NET INCREASE IN CASH	25,702	20,347	25,786
CASH, BEGINNING OF PERIOD	84	33	-
CASH, END OF PERIOD	$25,786	$20,380	$25,786

The accompanying notes are an integral part of these consolidated financial statements.

OTEEGEE INNOVATIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 28 FEBRUARY 2011
(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

On 2 December 2010 the Company closed an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Project”). It is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   Pursuant to the Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company has agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011. In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.

The Company has agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.  The Company has incorporated a new company in Wyoming named Tucana Explorations Inc. and the interest in the Project will be owned by Tucana Explorations Inc. (“Tucana”).

The Company will operate both PBDC and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.oteegeeinnovations.com with its two subsidiary web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended 28 February 2011 are not necessarily indicative of the results that may be expected for the year ending 31 August 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2010.

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

4. SIGNIFICANT ACCOUNTING POLICIES

Mineral Claims

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.	CONVERTIBLE NOTES PAYABLE

In May 2010 the Company issued a one year convertible note payable in the amount of $14,990.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 26 May 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.75 per common share.

In August 2010 the Company issued a one year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.10 per common share.

In November 2010 the Company issued a one year convertible note payable in the amount of $10,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 29 November 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.05 per common share.

6.	ADVANCES (TO) FROM STOCKHOLDER

The advances (to) from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount as at 28 February 2011 of ($702) (31 August 2010 - $828) is non interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

7.	CONVERTIBLE NOTES RECEIVABLE

In accordance with a Letter of Intent entered into on 12 March 2010, the Company provided advances for administrative and other organizational expenses to Grail Semiconductor, Inc and Solar Utilities, which were required to close the acquisition of the assets of Grail Semiconductor. The advances are non-interest bearing and secured by convertible notes to equity of Grail Semiconductor and Solar Utilities.   If a closing does not occur, the notes will convert to equity according to the terms of the respective note, and such conversion will be the sole recourse of the Company for all such expenditures. On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor. As of the date of this report, the notes have not been converted into equity of Grail Semiconductor and Solar Utilities.

8.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of the Company as at 28 February 2011 were $305 (August 31 2010 - $5,000). These advances are non interest bearing, unsecured and with no specific terms of repayment.

9.    CAPITAL STOCK

In November 2010 the Company received $8,000 in exchange for 160,000 shares of common stock to be issued at $0.05 per share.  The value of $8,000 is included in common shares issuable which are a component of additional paid-in-capital.

During the year ended August 31, 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued. The value of $50,000 is included in common shares issuable which are a component of additional paid-in-capital. On 1 March 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. The total purchase price of the property of $550,000 represents the fair value of the Company’s common stock on the date of issuance, as this value was more readily determinable.

In January 2011 the Company received $30,000 in exchange for 1,000,000 shares of common stock to be issued at $0.03 per share. The value of $30,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 1 March 2011.

In February 2011 the Company received $16,765 in exchange for 419,125 shares of common stock to be issued at $0.04 per share. The value of $16,675 is included in common shares issuable which are a component of additional paid-in-capital.

In February 2011 the Company received $12,547 in exchange for 418,221 shares of common stock to be issued at $0.03 per share. The value of $12,547 is included in common shares issuable which are a component of additional paid-in-capital.

10.  CONTINGENCIES

In accordance with the Agreement, the Company will also owe to the Selling Group the following contingent payments:

•	The initial cash payment of $250,000 will be paid as follows: $100,000 paid within 90 days of executing the Agreement, and a second payment of $150,000 due within 180 days of executing the Agreement.

•	After spending a total amount of $2,500,000 on the Property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

•	After spending a total amount of $5,000,000 on the Property a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

•	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

•	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three and six months ended 28 February 2011 and 2010 and for the period from inception to 28 February 2011, there were no interest or taxes paid by the Company.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada.

12.  SUBSEQUENT EVENTS

On 1 March 2011, the Company issued the 2,000,000 shares of common stock at a price of $0.025 per share as discussed in note 9.

On 1 March 2011, the Company issued 5,000,000 shares of common stock at a price of $0.02 per share reflecting the first payment of $100,000 for the Abigail Property as discussed in note 1.

On 1 March 2011, the Company issued the 1,000,000 shares of common stock for $30,000 at a price of $0.03 per share as discussed in note 9.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation for Tucana Exploration Inc.

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

Airborne Magnetic and Electromagnetic Survey (125m line spacing):
Airborne survey, mob and demob, lump sum	20,000
Survey (Mag and VLF) 1,095km @ $73/km	79,935
Wait time, additional survey lines, ect	35,000
Contingency 12%	16,192
Total Airborne Survey	$151,127

Geological Survey and Prospecting:
Geological survey, 2 geologists, 2 helpers, room and board, helicopter support if needed, assays, all inclusive for approximately 45 days	135,000
Contingency 12%	16,200
Total Geological Survey	$151,200
Total Airborne and Geological	$302,327

The Company has incorporated a new company in Wyoming named Tucana Explorations Inc. The interest in the Abigail Lithium Project is owned by Tucana Explorations Inc.

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

Results of Operations for the three months ended February 28, 2011 compared to the three months ended February 28, 2010

For the period from inception through February 28, 2011, we had $384,789 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,934 and $746,747, respectively and our loss from operations was $627,892 and our net loss was $582,994.

Revenue for the three months ended February 28, 2011 was $36 compared to $2,239 for the three months period ended February 28, 2010. The revenue was generated from Equifax’s commission program based upon the Equifax link on the Pay By The Day web site.  We receive a fee for every customer that completes an Equifax report from our site.

Operating expenses for the three months ended February 28, 2011 were $38,435 compared to $34,746 for the three months ended February 28, 2010. The increase in operating expenses during the three months ended February 28, 2011 compared to the three months ended February 28, 2010 is primarily attributed to professional fees. Professional fees for the three months ended February 28, 2011 were $33,450 and $30,677 for the three months ended February 28, 2010. These fees paid in the three months ended February 28, 2011 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings and advisory relating to future planned corporate acquisitions.

Net loss was $38,434 for the three months ended February 28, 2011 and $42,145 for the three months ended February 28, 2010. The realized loss on disposal of available securities for sale of $4,817 contributed to the increase in the net loss in the three months ended February 28, 2010.  The decrease net loss during the period was a result of foreign exchange loss and the one-time realized loss on disposal of securities in the three months period ended February 28, 2010.

The vast majority of our sales consist of computer and electronic products financed through our internal financing program or our third party finance service provider.  The profit is generated from the margins on the products sold.  We charge 0% interest on our internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from our CreditPlus Card is nil.  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to February 28, 2011.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of February 28, 2011 we had a cash balance of $25,786 and a working capital deficit of $312,588.

In November 2010 the Company received $8,000 in cash in exchange for 160,000 shares of common stock to be issued.  As of the date of this report, the shares of common stock have not been issued.

In November 2010 the Company issued a one year convertible note payable in the amount of $10,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before November 29, 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and nonassessable shares of common stock at a conversion price of $0.05 per common share.

In January 2011 the Company received $30,000 in exchange for 1,000,000 shares of common stock to be issued at $0.03 per share. These shares were issued March 1, 2011.

In February 2011 the Company received $16,765 in exchange for 419,125 shares of common stock to be issued at $0.04 per share. These shares are expected to be issued in the next quarter.

In February 2011 the Company received $12,547 in exchange for 418,221 shares of common stock to be issued at $0.03 per share. These shares are expected to be issued in the next quarter.

On March 1, 2011, the Company issued 5,000,000 shares in the Company at a price of $0.02 per share reflecting the first payment of $100,000 for the Abigail Property.

The above proceeds will be used to fund operations and our initial work program costs for the Abigail Lithium Project as discussed in our Plan of Operations.

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is imminent.

Acquisition of the Abigail Property

On December 2, 2010, the Company closed an Asset Purchase Agreement (the “Agreement”) to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares. On December 7, 2010 the Company issued 15 million shares of common stock to the group of sellers, plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement. In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Abigail Property..

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

In the event the Company is not successful in completing its obligations pursuant to the Asset Purchase Agreement, the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this report we conducted an evaluation, under the supervision of our sole chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of February 28, 2011.

There was no change in our internal control over financial reporting during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share for consulting services rendered in the prior fiscal year.

On March 1, 2011, the Company issued 5,000,000 shares of common stock at a price of $0.02 per share reflecting the first payment of $100,000 for the Abigail Property.

On March 1, 2011, the Company issued 1,000,000 shares of common stock for $30,000 at a price of $0.03 per share.

The above proceeds will be used to fund operations and our initial work program costs for the Abigail Lithium Project as discussed in our Plan of Operations.

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

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chairman of the Board of Directors,	April 19, 2011
Jordan Starkman	Chief Financial Officer, Controller and Principal Accounting Officer