Form 10-Q
period 2011-05-31
TUCANA LITHIUM CORP.
filed 2011-07-20
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

TUCANA LITHIUM CORP.
 (Exact name of registrant as specified in Charter

NEVADA	333-149552
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)
 _______________

1-800-854-7970
 (Registrants telephone number, including area code)
_______________

Oteegee Innovations Inc.
(Former Name or Former Address if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer” and “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of July 20, 2011: 50,359,202 shares of the registrants common stock are issued.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(FORMERLY OTEEGEE INNOVATIONS, INC.)

FORM 10-Q

May 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

SIGNATURE

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(formerly Oteegee Innovations, Inc and Subsidiaries)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 MAY 2011

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(formerly Oteegee Innovations, Inc and Subsidiaries)

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	31 May 2011 (Unaudited)	31 August 2010 (Audited)
ASSETS
Current Assets
Cash	$178,192	$84
Convertible notes receivable	23,135	21,978
Advances to stockholder	5,516	-
Total Current Assets	206,843	22,062
Long Term Assets
Mineral claims	550,000	-
Equipment	1,986	3,213
Total Long Term Assets	551,986	3,213
Total Assets	$758,829	$25,275
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$45,340	$77,988
Convertible notes payable	54,151	18,540
Advances from stockholder	-	828
Advances from related party	207	5,000
Total Liabilities	99,698	102,356
Stockholders' Equity (Deficit)
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 43,984,202 (31 August 2010 - 15,390,000)	43,984	15,390
Additional paid-in capital	1,037,294	396,760
Accumulated other comprehensive loss	(8,045)	(5,014)
Common stock issuable	357,250	50,000
Deficit accumulated during the development stage	(771,352)	(534,217)
Total Stockholders' Equity (Deficit)	659,131	(77,081)
Total Liabilities and Stockholders' Equity (Deficit)	$758,829	$25,275

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(formerly Oteegee Innovations, Inc and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2011	For the Nine Months Ended 31 May 2010	For the Period from Inception (5 June 2003) to 31 May 2011

SALES	425	3,840	384,786
COST OF GOODS SOLD	-	2,170	265,934
GROSS PROFIT	425	1,670	118,852

EXPENSES
Professional fees	222,462	51,814	738,346
Interest and bank charges	1,643	2,189	20,419
Depreciation	2,371	2,162	20,010
Office and general	987	1,800	36,594
Advertising and promotion	3,304	1,692	37,626
Rent and occupancy costs	-	296	28,132
Vehicle	251	122	1,361
Bad debts	-	-	9,774
Telecommunications	3,670	3,505	39,999
TOTAL OPERATING EXPENSES	234,688	63,580	932,261
LOSS FROM OPERATIONS	(234,263)	(61,910)	(813,409)
Foreign exchange (loss) gain	(2,874)	(3,504)	15,968
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	(4,874)	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(237,137)	$(70,288)	$(771,352)
Foreign currency translation adjustment	(3,031)	2,094	(8,045)
Unrealized loss on available-for-sale securities, net of tax	-	4,809	-
COMPREHENSIVE LOSS	$(240,168)	$(63,385)	$(779,397)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,661,118	11,099,890

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(formerly Oteegee Innovations, Inc and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 31 May 2011	For the Three Months Ended 31 May 2010
SALES	-	776
COST OF GOODS SOLD	-	25
GROSS PROFIT	-	751
EXPENSES
Interest and bank charges	848	147
Depreciation	779	720
Professional fees	181,210	20,912
Office and general	449	382
Advertising and promotion	873	1,126
Vehicle	251	122
Rent	-	147
Telecommunication	1,093	1,255
TOTAL OPERATING EXPENSES	185,503	24,811
LOSS FROM OPERATIONS	(185,503)	(24,060)
Foreign exchange loss	(2,841)	(434)
Realized loss on disposal of available-for-sale securities	-	(57)
NET LOSS	$(188,344)	$(24,551)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(5,875)	309
COMPREHENSIVE LOSS	(194,219)	(24,242)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.00)	(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	43,395,888	15,390,000

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(formerly Oteegee Innovations, Inc and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2011	For the Nine Months Ended 31 May 2010	For the Period from Inception (5 June 2003) to 31 May 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(237,137)	$(70,288)	$(771,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,371	2,162	20,002
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	-	101,000
Write off deferred costs	-	-	120,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(32,646)	2,712	45,340
CASH FLOWS USED IN OPERATING ACTIVITIES	(267,412)	(65,414)	(482,248)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	15	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(28,076)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	15	(23,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	14,990	-
Proceeds from convertible notes payable	10,000	-	28,540
Repayment of convertible notes payable	(110,000)	(17,399)	(110,000)
Loan receivable	-	5,071	(21,978)
Advances to stockholder	(6,344)	(16,683)	(5,516)
Advances from (to) related party	-	-	125,000
Proceeds from common shares issuable	357,250	-	478,400
Issuance of common stock, net of commissions	204,138	85,000	204,138
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	455,044	70,979	698,584
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,524)	2,101	(14,530)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	-	4,809	-
NET INCREASE IN CASH	178,108	12,490	178,192
CASH, BEGINNING OF PERIOD	84	33	-
CASH, END OF PERIOD	$178,192	$12,523	$178,192

TUCANA LITHIUM INC. AND SUBSIDIARIES
(FORMERLY OTEEGEE INNOVATIONS, INC. AND SUBSIDIARIES)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 MAY 2011
(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Pay By The Day Holdings Inc. (“PBTD”) was incorporated in the State of Nevada on 31 August 2007.  On 22 March 2010, PBTD filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc. (“Oteegee”).  On 3 May 2011, Oteegee filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Tucana Lithium Corp. (the “Company” or “Tucana”).

On 31 August 2007 the Company acquired Pay by the Day Company Inc. ("PBDC"), which was incorporated in Canada on 5 June 2003. PBDC is a company whose principal line of business is selling computers and other electronic components through telephone and web orders, which the company then finances internally or through a third party.

On 2 December 2010 the Company closed an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Project”). It is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   Pursuant to the Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company has agreed to a minimum initial exploration work budget of $300,000. In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.  On May 15, 2011, Tucana issued a 10% Convertible Debenture with a principal amount of $150,000 (the “ Debenture ”) to Alain Champagne (the “ Holder ”). The Debenture is due twelve months from the date of issuance. Additionally, the Holder is entitled to convert, at any time, until the Debenture is paid in full, all or any part of the principal plus accrued interest into shares of the Company’s common stock at a per share conversion price of $0.15. On 24 May 2011 the Company repaid $100,000 and on 25 June 2011 the Company paid off the balance of $50,000.

The Company has agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.  The Company has incorporated a new company in Wyoming named Tucana Exploration Inc. and the interest in the Project will be owned by Tucana Exploration Inc. (“Tucana Exploration”).

The Company will operate both PBDC and Tucana Exploration as wholly owned subsidiaries. The Company operates under the web-site address www.tucanalithium.com with its two subsidiary web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended 31 May 2011 are not necessarily indicative of the results that may be expected for the year ending 31 August 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2010.

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

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

In May 2010 the Company issued a one year convertible note payable in the amount of $14,990.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 26 May 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.75 per common share.  On 16 April 2011 the note payable was converted to 600,000 shares in the Company at $0.025 per share.

In August 2010 the Company issued a one-year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.10 per common share.

In November 2010 the Company issued a one year convertible note payable in the amount of $10,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 29 November 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.05 per common share.  On 17 May 2011 the note payable was fully paid off in cash.

On 15 May 2011 the Company issued a one year convertible note payable in the amount of $150,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 10% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 15 May 2012, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.15 per common share.  On 24 May 2011 the Company repaid $100,000 and on 25 June 2011 the Company paid off the balance of $50,000.

6.	ADVANCES (TO) FROM STOCKHOLDER

The advances (to) from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

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

Advances from a related company controlled by Jordan Starkman, the sole director of the Company are non-interest bearing, unsecured and and due on demand.

9.	CAPITAL STOCK

In May 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On 16 April 2011 the note payable was converted to 600,000 shares of common stock of the Company at $0.025 per share.

In November 2010 the Company received $18,000 in exchange for 300,000 shares of common stock to be issued at $0.06 per share.  The Company issued 200,000 shares at $0.06 per share on 17 May 2011. The Company issued the remaining 100,000 shares at $0.06 per share on 24 June 2011. The value of $6,000 is included in common shares issuable which are a component of additional paid-in-capital

During the year ended August 31, 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued.  On 1 March 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share in settlement of these services.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. On 1 March 2011, the Company issued an additional 5,000,000 shares of common stock at a price of $0.02 per share reflecting payment of $100,000 towards the Abigail Property. The total purchase price of the property of $550,000 represents the fair value of the Company’s common stock on the date of issuance, as this value was more readily determinable

In January 2011 the Company received $30,000 in exchange for 1,000,000 shares of common stock to be issued at $0.03 per share.  These shares were issued 1 March 2011.

In February 2011 the Company received $21,000 in exchange for 525,000 shares of common stock to be issued at $0.04 per share.  These shares were issued 9 May 2011.

In February 2011 the Company received $12,547 in exchange for 418,221 shares of common stock to be issued at $0.03 per share. These shares were issued 4 May 2011.

In March 2011 the Company received $10,529 in exchange for 350,981 shares of common stock at $0.03 per share.  These shares were issued 4 May 2011.

In March 2011 the Company received $9,000 in exchange for 225,000 shares of common stock to be issued at $0.04 per share.  The Company issued 75,000 shares at $0.04 per share on 4 May 2011. The Company issued the remaining 150,000 shares at $0.04 per share on 24 June 2011. The value of $6,000 is included in common shares issuable which are a component of additional paid-in-capital.

In March 2011 the Company received $4,375 in exchange for 125,000 shares at $0.035 per share.  These shares were issued 4 May 2011.

In April 2011 the Company received $50,000 in exchange for 1,250,000 shares of common stock to be issued at $0.04 per share. The value of $50,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In April 2011 the Company received $21,000 in exchange for 500,000 shares of common stock to be issued at $0.042 per share. The value of $21,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In April 2011 the Company received $100,000 in exchange for 2,000,000 shares of common stock to be issued at $0.05 per share. The value of $100,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $9,000 in exchange for 200,000 shares of common stock issued at $0.045 per share. These shares were issued 17 May 2011.

In May 2011 the Company received $155,000 in exchange for 3,100,000 shares of common stock issued at $0.05 per share. These shares were issued 17 May 2011.

In May 2011 the Company received $6,000 in exchange for 100,000 shares of common stock to be issued at $0.06 per share. The value of $6,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $6,250 in exchange for 125,000 shares of common stock to be issued at $0.05 per share. The value of $6,250 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $52,000 in exchange for 650,000 shares of common stock to be issued at $0.08 per share. The value of $52,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $110,000 in exchange for 1,000,000 shares of common stock to be issued at $0.11 per share. The value of $110,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

The Company paid $53,313 in commissions related to raising the financing as discussed above and has accordingly been deducted from additional paid-in capital.

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

During the three and nine months ended 31 May 2011 and 2010 and for the period from inception to 31 May 2011, there were no interest or taxes paid by the Company.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada.

In May 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On 16 April 2011 the note payable was converted to 600,000 shares of common stock of the Company at $0.025 per share.

12.	SUBSEQUENT EVENTS

On 3 June 2011, the Company received $30,000 in exchange for 500,000 shares of common stock at $0.06 per share.  These shares were issued 24 June 2011.

On 1 June 2011, the Company received $5,250 in exchange for 125,000 shares of common stock at $0.042 per share.  These shares were issued 24 June 2011.

On 15 May 2011 the Company issued a one year convertible note payable in the amount of $150,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 10% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 15 May 2012, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.15 per common share.  On 24 May 2011 the Company repaid $100,000 and on 25 June 2011 the Company paid off the balance of $50,000.

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

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

The Company's main exploration target in 2011 will be the recently acquired Abigail Lithium Property located in the James Bay, Quebec region of Canada. The property consists of 222 map-designated cells totaling 11,844 hectares within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery. The Abigail property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.

The principal exploration target for the property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about 1 km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the property is easily accessible with year round roads, electrical power intersecting the property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

Nemaska's Whabouchi deposit continues to confirm high-grade channel samples illustrating the width of the main mineralized zone. Furthermore, Nemaska has recently announced it is partnering with Chengdu Tianqi. Tianqi is the largest lithium battery material provider in China that uses spodumene concentrate as its raw material to produce lithium carbonate and has extensive expertise in lithium products. This relationship validates Nemaska's deposit and signals the strong potential for their lithium assets in the James Bay region.

On June 13, 2011, the Company entered into a geological and management services agreement (the “ Exploration Agreement ”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Spring/Summer 2011 exploration program.  The exploration campaign will be lead by geologist Yves Caron. The Exploration Agreement term is for a period of six months and is subject to certain termination provisions described in the Exploration Agreement.

Nemaska will provide exploration services to the Company subject to the schedule of fees below.

Position	Cost per day
Sr. consultant - QP services	$1000
Project manager – i.t. geologist	$600
Student geologist	$450
Geologist assistant	$350

The Company announced on 27 June 2011 it has started its first phase of the exploration campaign on the Abigail Property. The program is being carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covers geological reconnaissance of approximately 2,500 hectares, mostly in the central part of the property. In addition, we are focusing our efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometres on the same geological trend.  The Company expects to complete its geological and prospecting program for approximately $125,000 which falls below the budgeted schedule.

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

The Company has incorporated a new company in Wyoming named Tucana Exploration Inc. The interest in the Abigail Lithium Project is owned by Tucana Exploration Inc.

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

Results of Operations for the three months ended May 31, 2011 compared to the three months ended May 31, 2010

For the period from inception through May 31, 2011, we had $384,786 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,934 and $932,261, respectively and our loss from operations was $813,409 and our net loss was $771,352.

Revenue for the three months ended May 31, 2011 was $Nil compared to $776 for the three months period ended May 31, 2010. The lack of revenue was to the low number of applications generated from the Pay By The Day web site and the poor consumer credit leading to a low level of customer credit approvals.
Operating expenses for the three months ended May 31, 2011 were $185,503 compared to $24,811 for the three months ended May 31, 2010. The increase in operating expenses during the three months ended May 31, 2011 compared to the three months ended May 31, 2010 is primarily attributed to professional fees. Professional fees for the three months ended May 31, 2011 were $181,210 and $20,912 for the three months ended May 31, 2010. These fees paid in the three months ended May 31, 2011 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions.

Net loss was $188,344 for the three months ended May 31, 2011 and $24,551 for the three months ended May 31, 2010. The increase in professional fees relating to the acquisition of the Abigail property contributed to the increase in the net loss in the three months ended May 31, 2011.  Since the acquisition has now been completed the Company does not expect to incur such large professional fess the next quarter unless other acquisitions are considered.

The vast majority of our sales since inception consist of computer and electronic products financed through our internal financing program or our third party finance service provider.  The profit is generated from the margins on the products sold.  We charge 0% interest on our internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from our CreditPlus Card is nil.  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to May 31, 2011.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

If our third party finance providers increase the criteria for credit approvals or its parameters for credit approvals, the increased restriction on credit approvals will make customer applications more difficult to finance. In this situation, it is uncertain if we will be able to continue to finance customer‘s purchases through our third party service provider. We may have to enter into additional agreements with multiple third party finance providers, or increase the number of transactions financed internally. Our decrease in sales from inception to date is also attributed to the lack of advertising dollars to fully market the Company and our offerings. In addition, over the past three years there has been a significant drop in the selling prices of computers and consumer electronics making these goods easily accessible at local retailers without the need for customer financing. Furthermore, the dramatic drop in retail prices of computers and consumer electronics has reduced our profit margins.

Liquidity and Capital Resources

As of May 31, 2011 we had a cash balance of $178,192 and a working capital surplus of $107,145.

The Company raised approximately $516,000, net of commissions, from the issuance of shares of common stock of the Company. The proceeds will be used to fund operations and our initial work program costs for the Abigail Lithium Project as discussed in our Plan of Operations.  In addition, the funds received were used to pay off the $150,000 convertible debenture representing the balance of the purchase price for the Abigail Property.

The Company is actively seeking additional financing for its current project and future acquisitions.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely.

Acquisition of the Abigail Property

On December 2, 2010, the Company closed an Asset Purchase Agreement (the “Agreement”) to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region.  The property is made up of 222 map-designated cells totaling 11,844 hectares. On December 7, 2010 the Company issued 15 million shares of common stock to the group of sellers, plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement. In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Abigail Property. On 15 May 2011 the Company issued a one year convertible note payable in the amount of $150,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 10% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 15 May 2012, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.15 per common share.  On 24 May 2011 the Company repaid $100,000 and on 25 June 2011 the Company paid off the balance of $50,000.  This payment fulfills all obligations to the Selling Group for the purchase price of the Abigail Property.

In addition, the Company has committed to a minimum initial exploration work budget of $300,000. On June 13, 2011, the Company entered into a geological and management services agreement (the “ Exploration Agreement ”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Spring/Summer 2011 exploration program.  The exploration campaign will be lead by geologist Yves Caron. The Exploration Agreement term is for a period of six months and is subject to certain termination provisions described in the Exploration Agreement.

The Company announced on 27 June 2011 it has started its first phase of the exploration campaign on the Abigail Property. The program is being carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covers geological reconnaissance of approximately 2,500 hectares, mostly in the central part of the property. In addition, we are focusing our efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometres on the same geological trend.  The Company expects to complete its geological and prospecting program for approximately $125,000 which falls below the budgeted schedule.

The Company is required to raise a minimum of $550,000 within six months as defined in the agreement with the selling group of the Abigail property. Such agreements are conditional upon the raising of funds to pursue the Company’s new business model. There is no assurance that the company will raise the capital required to complete the acquisition and the Company is currently seeking capital to complete its obligation.  As of 27 June 2011, the Company has completed the $250,000 payment to the Selling Group and has committed $150,000 to the exploration program. The Company is currently negotiating the balance of $150,000 required to be spent on the Abigail Property with various parties.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is confident the funds will be raised following the results of its initial exploration work that commenced on June 27, 2011.

In the event the Company is not successful in completing its obligations pursuant to the Agreement, the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

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

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $25,000. The $25,000 will be financed through our cash balance currently held by the Company plus if needed, an advance from our sole director, Jordan Starkman. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and required, and our progress with the execution of our business plan.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision of our sole chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of May 31, 2011.

Changes in Internal Control

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

Item 1A.   Risk Factor
Not Applicable to Smaller Reporting Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011 the Company received $9,000 in exchange for 225,000 shares of common stock to be issued at $0.04 per share.  The Company issued 75,000 shares at $0.04 per share on 4 May 2011. The Company issued the remaining 150,000 shares at $0.04 per share on 24 June 2011. The value of $6,000 is included in common shares issuable which are a component of additional paid-in-capital.

In March 2011 the Company received $4,375 in exchange for 125,000 shares at $0.035 per share.  These shares were issued 4 May 2011.

In April 2011 the Company received $50,000 in exchange for 1,250,000 shares of common stock to be issued at $0.04 per share. The value of $50,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In April 2011 the Company received $21,000 in exchange for 500,000 shares of common stock to be issued at $0.042 per share. The value of $21,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In April 2011 the Company received $100,000 in exchange for 2,000,000 shares of common stock to be issued at $0.05 per share. The value of $100,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $9,000 in exchange for 200,000 shares of common stock issued at $0.045 per share. These shares were issued 17 May 2011.

In May 2011 the Company received $155,000 in exchange for 3,100,000 shares of common stock issued at $0.05 per share. These shares were issued 17 May 2011.

In May 2011 the Company received $6,000 in exchange for 100,000 shares of common stock to be issued at $0.06 per share. The value of $6,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $6,250 in exchange for 125,000 shares of common stock to be issued at $0.05 per share. The value of $6,250 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $52,000 in exchange for 650,000 shares of common stock to be issued at $0.08 per share. The value of $52,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

In May 2011 the Company received $110,000 in exchange for 1,000,000 shares of common stock to be issued at $0.11 per share. The value of $110,000 is included in common shares issuable which are a component of additional paid-in-capital. These shares were issued 24 June 2011.

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

Item 6.      Exhibits.

(a)              Exhibits

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chairman of the Board of Directors Chief Financial Officer, Controller and Principal Accounting Officer	July 20, 2011