Form 10-K
period 2011-08-31
TUCANA LITHIUM CORP.
filed 2011-12-14
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-149552

TUCANA LITHIUM CORP.
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

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

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
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of August 31, 2011, the registrant had 54,824,202 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of  Tucana Lithium Corp. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

General

Tucana Lithium Corp., formerly named Oteegee Innovations Inc. and formerly named Pay By The Day Holdings Inc., (the “Company”) was incorporated in August 2007 in the State of Nevada.  On August 31, 2007 we entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary. PBTD commenced operations in July 2003 and at the time of the share exchange agreement the sole owner of PBTD was Jordan Starkman, the Company’s sole officer and director.  Our business office is located at 3651 Lindell Rd. Suite #D155, Las Vegas, NV 89103.  Our telephone number is 1-800-854-7970.

On March 12, 2010, the Company entered into a non-binding letter of intent (“Letter of Intent”) with Grail Semiconductor, Inc. (“Grail”), to acquire all of the assets of Grail. As a result of entering into the Letter of Intent, on March 22, 2010, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc.

On April 7, 2010, the Company effected a 1 for 10 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

On July 6, 2010, the Company closed a share exchange agreement with Oteegee International Holdings Limited, a company incorporated in Hong Kong (“Oteegee”). Pursuant to the share exchange agreement, the Company issued 61,647,250 shares of common stock pending the close of the share exchange agreement in exchange for 4,000 common shares representing 40% of Oteegee.

On August 20, 2010, the Company received a notice of termination of the Letter of Intent with Grail, and as a result, the Company cancelled the 61,647,250 of its common shares issued to Oteegee. The Letter of Intent was terminated due to the Company’s inability to raise preliminary funding during the due diligence period of the Letter of Intent.  In accordance with the Letter of Intent, the Company is entitled to convert its advances to Grail into equity of Grail.

On December 2, 2010 the Company closed an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”). It is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   Pursuant to the Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company announced on June 27, 2011 it  started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.  On May 15, 2011, the Company issued a 10% Convertible Debenture with a principal amount of $150,000 (the “Debenture”) to Alain Champagne (the “Holder”). The Debenture is due twelve months from the date of issuance. Additionally, the Holder is entitled to convert, at any time, until the Debenture is paid in full, all or any part of the principal plus accrued interest into shares of the Company’s common stock at a per share conversion price of $0.15. On May 24, 2011 the Company repaid $100,000 and on June 25, 2011 the Company paid off the balance of $50,000 fulfilling all the obligations to the Selling Group for the purchase price of the Property.  In July 2011, the Ministry of Natural Resources transferred all mining claims into the name of Tucana Exploration Inc., a company incorporated in the State of Wyoming on February 22, 2011 (“Tucana”).  Tucana is a 100% wholly owned subsidiary of the Company.

On May 3, 2011, the Company filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Tucana Lithium Corp.

After spending a total amount of $2,500,000 on the Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. After spending a total amount of $5,000,000 on the Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000.  If a feasibility study is put in place an additional 1,000,000 shares and $250,000 will be delivered to the Seller Group, and if a bank feasibility is put in place a further 2,000,000 shares and $500,000 cash will be delivered to the Seller Group.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana's subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt you would find in the Rouyn-Noranda and Val d'Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated.

The Company will operate both PBTD and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.tucanalithium.com with its two web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

Lithium Industry

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

Lithium is a light, highly reactive metal with uses in a variety of industrial applications including ceramics, lubricants and pharmaceuticals.  The fastest growing market for lithium is as lithium carbonate for use in batteries, including those in cell phones, computers and new generations of electric and hybrid vehicles.  The supply of lithium necessary to produce lithium carbonate can come from two principal sources: (1) brines containing high concentrations of lithium and other elements; and (2) the mineral spodumene, which is usually concentrated in pegmatite deposits.  Lithium from spodumene is in silicate form and following mining and production of a concentrate, requires processing to be converted to lithium carbonate. The Company believes that lithium demand will grow as its value as a preferred battery material is fully realized.

The Company is still driven in its belief in technology and is looking to stay in the vertical technology space.  Our growth will continue with a focus in the commodity supply side starting with the Property.  Lithium is a viable entry point into the mining sector due to its diverse range of end uses.  This environmentally benign metal is the established power for literally billions of applications.  We consider the battery market, primarily for hybrid and electric vehicles and as storage batteries for wind and solar power plants, as its target market.  Lithium ion batteries have become the rechargeable battery of choice for the makers of cell phones, laptop computers, power tools, and hybrid cars.  Lithium dominates the battery market because of its relatively lighter weight and energy density three times that of its nickel metal hydride competitor.  As well, it recharges faster, lasts longer and operates in temperatures well below freezing.  In addition, the future of lithium lies in the global demand for environmentally friendly plug-in electric cars.  In the US, 300,000+ hybrid cars were sold last year and as a further spur to the market, the US government has pledged US$27.4 billion in loans/grants to electric vehicle and lithium battery markets.

Operations of Pay By The Day

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

PBTD has recognized the sales and profit potential of selling Computer Products and Consumer Electronics to customers that may want or need to use credit facilities to make their purchases.   These products include desktop and laptop computers, TV’s, cameras, video games, iPods, and audio equipment. Our goal is to be a key player in the sale of Computer Products and Consumer Electronics directly to consumers through a targeted multi-media direct marketing approach.  PBTD’s primary success will come from consumers desire to purchase products through a variety of financing options and payments starting at “a dollar a day”.

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

Customer Profile

Our typical customer will have the following profile:

•	Average income $30,000 Per Annum
•	65% Rent their homes, 35% Own their homes
•	Employed at their job 3-5 years
•	Age 25+

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

Operations of Tucana

The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 222 map-designated cells totaling 11,844 hectares. It is covered by NTS sheets 320/12 and 320/13.  The Property is situated in the north-eastern part of the Superior Province, which itself lies in the heart of the Canadian Shield. The Superior Province extends from Manitoba to Quebec, and is mainly made up of Archean rocks. The general metamorphism is at the greenschist facies, except in the vicinity of intrusive bodies, where it can go to the amphibolite-to-granulite facies.

The Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids. The geological maps by Valiquette reveal the presence of basalt and/or amphibolite remnants in a gneissic formation intruded by granites.

Historical work done by the Quebec Ministry of Natural Resources can be summarized by two reports. The first is a description of the geology of the area accompanied by a geological map, and was released in 1975 as RG 158. This report outlined the geology of the whole area, including the Lac des Montagnes volcanic belt found on the south part of the property. The other survey was released in 2011 and consisted of an airborne magnetic/gradiometric survey that outlined several magnetic lineaments on the property. Only two mining companies can be considered to have performed historical work on the property, the SDBJ in 1981, with an EM-Input airborne survey, and Westmin from 1986 to 1988, with airborne Dighem survey and minor ground work, mainly prospection and VLF-EM survey. The Dighem survey revealed EM anomalies along a major magnetic lineament, which crosses the south part of the property. Up until now, no drill holes have been reported on the Property.

From a geological standpoint, the Property can be divided in two parts: north and south of the Route du Nord. The part north of Route du Nord is mainly underlain by paragneiss and diorites, with granite and granodiorites in the extreme north part of the property. Remnants of basaltic flows have been recognized in the paragneiss. This paragneiss is in fact made up of metamorphosed sediments and probably represents a Precambrian sedimentary basin.  The part of the property south of the Route du Nord is mainly underlain by the Lac des Montagnes Formation, a metamorphosed greenstone belt composed of biotite, sillimanite and stauride-bearing schist. Ultramafic to felsic flows along with ultramafic intrusions can be recognized in places in the Lac des Montagnes Formation. A diabase dyke crosses the western part of the property in a NW/SE direction, and an unexplained circular magnetic structure is observed just to the SE of the property.

Mineralized zones have not been discovered or estimated on the property and no production has ever occurred on the Property, however recent work in the area has been performed by Golden Goose Resources outlined in Nisk-1 deposit, approximately 6.5 km to the SE of the Property. NI-43-101 compliant resources were evaluated by RSW, This deposit is now owed by Nemaska Exploration, who bought Golden Goose’s interest in all its claims in the James Bay area in 2009. In May 2010, Nemaska reported NI-43-101 resources estimated by Geostat System International on the Whabouchi property; this deposit contains Li2O and BeO and is located 1.5 km to the W of the Property.

The geology of the Property is relatively complex and unexplored.  Five deposit types can be considered to guide exploration of the property; they are as follows:

● Lithium (spodumene)-bearing pegmatites
In 1962-63, a lithium occurrence was discovered in a pegmatite close to the boundary of the gneissic formation and the Lac des Montagnes belt, about 3 km west of the Property. Values of up to 2.34% Li2O, 0.13% BeO/6.4 m and 2.63% Li2O, 0.16% BeO/6.4 m in Hole 14891 and 1.44% Li2O over 83.2 m in Hole 24042 were reported in GM 57880 by Canico. Forty years later, Inco re-sampled the same pegmatite for its tantalum content and obtained 0.026% Ta over 1.0 m and 3.53% Li2O also over 1.0 m in channel samples. This spodumene4-bearing pegmatite is now owned by Nemaska Exploration Inc., and is known as the Whabouchi property. The resource estimate for Whabouchi deposit is given in the preceding item.

● Magmatic nickel sulphide deposits associated with an ultramafic intrusion
In 2008, Golden Goose produced an updated resource estimate for the Nisk-1 deposit (Lac Levac property), located about 7 km SE of the Property. The Nisk-1 deposit is located close to the boundary between the gneissic formation and the Lac des Montagnes belt. It is related to an ultramafic intrusion that cuts the surrounding rocks. Nisk-1 was described by Pierre Trudel, Eng, Ph.D.5, as a magmatic nickel sulphide deposit associated with an ultramafic intrusion. Known orebodies of this type are Voisey’s Bay (Labrador) and Lynn Lake (Manitoba). The NI 43-101 resource reported by Golden Goose is shown in Table 3.

TABLE 3:NISK-1 RESOURCE
Resource Category	Tonnes (millions)	Ni %	Cu %	Co %	Pd (g/t)	Pt (g/t)
Measured	1.255	1.09	0.56	0.07	1.11	0.2
Indicated	0.783	1	0.53	0.06	0.91	0.29
Inferred	1.053	0.81	0.32	0.06	1.06	0.5

● Volcanogenic Massive Sulphide (VMS) deposits
As the Property covers part of the Lac des Montagnes volcano-sedimentary formation, volcanogenic massive sulphide (VMS) type deposits associated with metamorphosed intermediate-to-felsic volcanics should be considered. Known examples of this type of deposit, albeit in less metamorphosed formations, are the Horne Mine in Rouyn-Noranda and the Matagami Lake Mine in Matagami.

● Uranium and associated elements in pegmatites
A uranium–thorium occurrence was discovered around 1978 in a pegmatite with 1,189 ppm ThO2 and 565 ppm U3O8, approximately 15 km ENE of the property in a pegmatite located within the same gneissic formation. It is identified on the map in Figure 6, “Property Geology and Diamond Drill Holes” as the Lac Arques SW occurrence.

● Chromite deposits
Since the early sixties, chromite occurrences have been known to occur in the Lac des Montagnes area, close to the SE shore of Lac des Montagnes, at the base of an ultramafic intrusion west of the Property. Over the years, Noranda, Inco, Canex Placer, SDBJ, Freewest and Muscocho Explorations have worked on these chromite showings. In 1978, SDBJ reported a grade of 30.87% Cr with 11.84% Fe in a grab sample, for a Cr/Fe ration of 2.6. In 1988, Freewest obtained 36.55% Cr in a chip sample, over a length of 1.05 m.

The Property is on strike with the spodumene-bearing pegmatite located on the Whabouchi property held by Nemaska Exploration Inc. The Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about 1 km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type.

The Property is easily accessible which greatly enhances the economics of the project, as “Route du Nord” crosses the south part of the Property. This road originates in the town of Chibougamou, approximately 280 km to the SSE, and leads to the village of Nemaska and the Route de la Baie-James. Due to the size of the Property, parts of the property must be accessed by boat, using the network of lakes and rivers, and by foot.  Several parts of the Property will probably require helicopter support, being too isolated. There are no mining infrastructures on the property. Room and board are provided by CCDC Relais Routier Nemiscau, 23 km west of the Property.  A Hydro-Quebec powerline has been built along the “Route du Nord” in the region of the Property, and the Nemiscau airport is located 20 km west of the property, serviced by Air Creebec and chartered flights. The village of Nemaska and the Relais Routier CCDC located respectively 35 and 15 km to the west of the Property may be used to house workers and service the Property. In addition, the Property is covered by the cellular networks.

The Company’s acquisition of the Property allows us to experience and prosper from the booming mining sector. Furthermore, we are fortunate to be situated beside Nemaska Exploration’s Whabouchi project.  The Property is located 1.5 km west of Nemaska Exploration’s Whabouchi lithium project.  The Whabouchi property has confirmed high grade spodumene concentrate, and has been ranked 1st in Canada and 3rd in the world amongst hard rock pegmatite projects being developed by researcher signumBOX.

The Company is still driven in its belief in technology and is looking to stay in the vertical technology space.  Our growth will continue with a focus in the commodity supply side starting with the Property.  Lithium is a viable entry point into the mining sector due to its diverse range of end uses.  This environmentally benign metal is the established power for literally billions of applications.  We consider the battery market, primarily for hybrid and electric vehicles and as storage batteries for wind and solar power plants, as its target market.  Lithium ion batteries have become the rechargeable battery of choice for the makers of cell phones, laptop computers, power tools, and hybrid cars.  Lithium dominates the battery market because of its relatively lighter weight and energy density three times that of its nickel metal hydride competitor.  As well, it recharges faster, lasts longer and operates in temperatures well below freezing.  In addition, the future of lithium lies in the global demand for environmentally friendly plug-in electric cars.  In the US, 300,000+ hybrid cars were sold last year and as a further spur to the market, the US government has pledged US$27.4 billion in loans/grants to electric vehicle and lithium battery markets.

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

ITEM 1A.      RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in August 2007. With the exception of $86,876 in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $800,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended August 31, 2011 we have incurred a net loss of $449,021 and an accumulated deficit of $983,238. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move the Company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

We have no known mineral reserves and we may not find any lithium and even if we find lithium it may not be in economic quantities. If we fail to find any lithium or if we are unable to find lithium in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Additionally, even if we find lithium in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any lithium is recoverable, we do not know that this can be done at a profit. Failure to locate lithium in economically recoverable quantities will cause us to suspend operations.

Supplies needed for exploration may not always be available. If we are unable to secure exploration supplies we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in lithium pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral resources and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of mineral exploration and development is subject to substantial regulation under various countries’ laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of mineral resources and related products and other matters. Amendments to current laws and regulations governing operations and activities of mineral exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties mineral exploration industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Planned exploration, and if warranted, development and mining activities involve a high degree of risk.

We cannot assure you of the success of our planned operations. Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs. The costs of mining, processing, development and exploitation activities are subject to numerous variables which could result in substantial cost overruns. Mining for base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.

We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

The impact of government regulation could adversely affect our business.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, exploration, and environmental and safety matters. Many laws and regulations govern the spacing of mines, rates of production, prevention of waste and other matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

The submission and approval of environmental impact assessments may be required.

Environmental legislation is evolving in a manner which means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.
Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.

Decline in mineral prices may make it commercially infeasible for us to develop our property and may cause our stock price to decline.

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world. The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies such as dynamite as well as certain equipment like bulldozers and excavators that we might need to conduct exploration. If we cannot obtain the necessary supplies, we will have to suspend our exploration plans until we do obtain such supplies.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

Employees

As of August 31, 2011, we had approximately 1 employee and 3 consultants to the Company.

ITEM 2.    PROPERTIES

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the Company has facilities in Toronto, Ontario sufficient to sustain our office in Canada.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    (REMOVED & RESERVED)

PART II

ITEM 5.                       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCQB under symbol TUCA.  Minimal trading has occurred through the date of this Report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of the August 31, 2011 statement, we had 52 active stockholders of our common stock.

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

Recent Sales of Unregistered Securities

In June 2011, the Company received $5,250 in exchange for 125,000 shares of common stock at $0.042 per share.  These shares were issued August 18, 2011.

In June 2011, the Company received $30,000 in exchange for 500,000 shares of common stock at $0.06 per share.  These shares were issued June 24, 2011.

In June 2011, the Company received $50,000 in exchange for 500,000 shares of common stock at $0.10 per share.  These shares were issued August 18, 2011.

In June 2011, the Company received $5,600 in exchange for 80,000 shares of common stock at $0.07 per share.  These shares were issued August 18, 2011.

In June 2011, the Company received $66,000 in exchange for 1,100,000 shares of common stock at $0.06 per share.  These shares were issued August 18, 2011.

In June 2011, the Company received $55,000 in exchange for 1,000,000 shares of common stock at $0.055 per share.  These shares were issued August 18, 2011.

In June 2011, the Company received $65,000 in exchange for 1,300,000 shares of common stock at $0.05 per share.  These shares were issued June 24, 2011.

The above proceeds will be used to fund the Company’s operations and costs associated with the Abigail property and any additional claims acquired as discussed in our Plan of Operations.

Equity Compensation Plan Information

None.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations for Tucana segment

The Company's main exploration target in 2011 will be the recently acquired Abigail Lithium Property (the “Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery. The Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.

The principal exploration target for the Property is lithium-bearing spodumene and the Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about 1 km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Property is easily accessible with year round roads, electrical power intersecting the Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

On June 13, 2011, the Company entered into a geological and management services agreement (the “Exploration Agreement”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Summer 2011 exploration program.  The exploration campaign was led by geologist Yves Caron. Mr. Caron is currently Vice-President Exploration for both Nemaska Exploration and Monarques Resources and has been a member of the Ordre des Géologues du Québec since 2001.  The Exploration Agreement term is for a period of six months and is subject to certain termination provisions described in the Exploration Agreement.

Nemaska provided exploration services to the Company subject to the schedule of fees below.

Position	Cost per day
Sr. consultant - QP services	$1000
Project manager – i.t. geologist	$600
Student geologist	$450
Geologist assistant	$350

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $150,000, falling below the budgeted schedule.

On September 19, 2011 the Company obtained the airborne magnetic survey for the Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 320/12 and 320/13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II of the Company's exploration campaign. The Nemaska report in conjunction with the airborne survey will allow the Company to prepare a plan and budget for Phase II of the exploration campaign on the Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

The initial budget to complete the Phase I work program on the Property is described below:

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

On November 4, 2011, the Company received the NI 43-101 report (the “Report”) summarizing the analysis of the airborne survey and containing the details and results from the Nemaska exploration campaign in June 2011.  The reconnaissance geology program was carried out on the property by Nemaska Exploration Inc. on behalf of the Company. More than 2,000 GPS points were recorded and 39 samples were taken and analyzed. Samples were mainly taken from pegmatites, but also from granitoid, gabbro, basalts and diabases.  Samples were taken where mineralization was seen or suspected, like pegmatite and rusted and/or silicified zones, and when sulphides were observed.  Samples were analyzed by ALS Minerals, located at 1322, rue Harricana, Val-d’Or (Québec).  Two grab samples returned slightly anomalous results. The first, numbered 18070, is from a pegmatite visually containing 1% Mo, which returned 292 ppm Mo and 466 ppm Rb. The second, numbered 18005, is from a pink pegmatite and returned 151.5 ppm Nb, 24 ppm Sm and 147.5 ppm Ta.

No drilling has been done by Tucana since it purchased the Property.  According to the NI 43-101 report, the magnetic/gradiometric airborne survey released in September 2011, observe at least three families of magnetic lineaments. The first is oriented at about 070°, and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

The Company believes the Property has good potential for both rare earths in pegmatites and for sulphide deposits in volcanics.  In addition, the airborne survey has found magnetic anamalies for kimberlite targets.   Several kimberlite targets were discovered in the immediate vicinity of the Property, from one to three kilometers to the north/west of the Property. On November 9, 2011, the Company entered into a letter of intent to secure the purchase of these kimberlite targets.

To fully explore the potential of the Property, a two-phase program is recommended. It is described in the proposed budget shown below:

Phase I (Compilation, geophysical and geological surveys and sampling with 2000 m of drilling)

Work	Quantity	Unit	Unit Cost	Total
Compilation of the EM Input (SDBJ) and Dighem (2007) anomalies (location of anomalies and interpretation)				$10,000

Line cutting (cut every 100 m and picketed every 25 m) on the main coincident Mag and EM anomalies. Provision of 125 km	125	km	$550	$68,750

Ground geophysics, EM (MaxMin) and Mag	125	km	$350	$43,750

Geology and prospecting on the cut lines and on the north part of the property (including room and board, transportation, etc.)				$100,000

Stripping, trenching and sampling, all inclusive				$50,000

Drilling on the target to be defined ($225/m, all inclusive)	2,000	m	$225	$460,000

Report update, NI 43-101 and for statutory purposes				$10,000

Contingency, estimated at 10%
				TOTAL PHASE I	$805,750

Phase II
Provision of 5,000 m of drilling to test the targets defined during Phase I	5,000	m	$225	$1,125,000

Report update, NI 43-101 and for statutory purposes				$12,000

Contingency, estimated at 10%				$113,700

				TOTAL PHASE II	$1,250,700

				TOTAL PHASE I AND II	$2,056,450

The Company believes the Report facilitates further development of the Property and will utilize such report to plan and coordinate the next phase of the Company's exploration program. The Company is currently negotiating financing in the amount of $1,000,000 to further explore the Property. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana's subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt you would find in the Rouyn-Noranda and Val d'Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated

Plan of Operation for PBTD Segment

The Company will continue to operate Pay By The Day and its promotion of PBTD CreditPlus in conjunction with the Company’s mining operations.   The promotion of PBTD CreditPlus is contingent upon the Company successfully obtain financing and will begin with the production of a new 30 second direct response commercials. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

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

Results of Operations for the years ended August 31, 2011 and 2010

Revenue for the fiscal year ended August 31, 2011 was $425 compared to $4,322 for fiscal year end August 31, 2010. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.

Operating Expenses for the year ended August 31, 2011 were $498,636 compared to $263,969 for the year ended August 31, 2010. The increase in operating expenses during the year ended August 31, 2011 compared to the year ended August 31, 2010 is primarily attributed to $93,067 in exploration costs and $379,633 in professional fees related to the acquisition of the Property.  The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition.

Loss from operations was $498,211 for year ended August 31, 2011 and $261,997 for year ended August 31, 2010.

Net loss was $498,394 for year ended August 31, 2011 and $267,389 for year ended August 31, 2010. The increase in operating expenses was the sole contributing factor for the increased loss during the period.

During the years ending August 31, 2011 and 2010, we had no provision for income taxes due to the net operating losses incurred.

We currently have no known mineral reserves and have generated no revenue from our mining activities.

All of our sales consist of computer and electronic products financed through our internal financing program.  The profit is generated from the margins on the products sold.  We charge 0% interest on our internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from our CreditPlus Card is nil.  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to August 31, 2011.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of August 31, 2011 we had a cash balance of $86,876 and a working capital surplus of $93,377.

The Company raised approximately $810,553, net of commissions, from the issuance of shares of common stock of the Company during the year ended August 31, 2011. The proceeds were used to fund operating activities of $560,167 and also the repayment of convertible notes payable which were issued to finance the acquisition of mineral claims. Our current cash will be used to fund the Company’s operations and costs associated with the Property, and any additional claims acquired as discussed above in our Plan of Operations.

The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign in accordance with the NI 43-101 and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely.

In the event the Company is not successful in completing its obligations pursuant to the Agreement, the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $30,000.  Legal and accounting expenses of $25,000 represents the minimum funds needed to sustain operations.  The $25,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, and/or advances from our director, Jordan Starkman. Currently there is no firm loan commitment between the Company and Jordan Starkman in place.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.    FINANCIAL STATEMENTS

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2011 AND 2010

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 – F-13

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tucana Lithium Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tucana Lithium Corp. and subsidiaries (a Development Stage Company) as of 31 August 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended 31 August 2011 and 2010 and for period from the date of inception (5 June 2003) to 31 August 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucana Lithium Corp. and subsidiaries (a Development Stage Company) as of 31 August 2011 and 2010, and the results of its operations and comprehensive loss, cash flows and changes in stockholders’ equity (deficit) for the years ended 31 August 2011 and 20010 and for period from the date of inception (5 June 2003) to 31 August 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
14 December 2011

TUCANA LITHIUM CORP. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	31 August 2011	31 August 2010
ASSETS
Current Assets
Cash	$86,876	$84
Convertible notes receivable	-	21,978
Prepaid and sundry	5,840	-
Total Current Assets	92,716	22,062
Long Term Assets
Mineral property claims	550,000	-
Equipment	1,161	3,213
Total Long Term Assets	551,161	3,213
Total Assets	$643,877	$25,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$18,818	$77,988
Convertible notes payable	3,939	18,540
Advances from stockholder	-	828
Advances from related party	203	5,000
Total Liabilities	22,960	102,356

Stockholders' Equity (Deficit)
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 54,464,200 (31 August 2010 - 15,390,000)	54,464	15,390
Additional paid-in capital	1,633,229	396,760
Accumulated other comprehensive loss	(34,166)	(5,014)
Common stock issuable	-	50,000
Deficit accumulated during the development stage	(1,032,610)	(534,217)
Total Stockholders' Equity (Deficit)	620,917	(77,081)
Total Liabilities and Stockholders' Equity (Deficit)	$643,877	$25,275

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED 31 AUGUST 2011 AND 2010 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2011

(Expressed in United States Dollars)

	For the Year Ended 31 August 2011	For the Year Ended 31 August 2010	For the Period from Inception (5 June 2003) to 31 August 2011

SALES	425	4,322	384,786
COST OF GOODS SOLD	-	2,350	265,934
GROSS PROFIT	425	1,972	118,852

EXPENSES
Professional fees	379,633	249,083	895,512
Exploration	93,067	-	93,067
Advertising and promotion	8,971	2,399	43,293
Telecommunications	5,120	4,638	41,449
Rent and occupancy costs	3,000	450	31,132
Office and general	2,342	2,040	37,948
Interest and bank charges	2,218	2,226	21,001
Vehicle	1,048	123	2,158
Bad debts	-	-	9,774
Depreciation	3,237	3,010	20,876
TOTAL OPERATING EXPENSES	498,636	263,969	1,196,210
LOSS FROM OPERATIONS	(498,211)	(261,997)	(1,077,358)
Foreign exchange (loss) gain	(183)	(218)	18,659
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	(5,174)	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(498,394)	$(267,389)	$(1,032,610)
Foreign currency translation adjustment	(5,530)	(2,367)
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	(23,621)	4,809
COMPREHENSIVE LOSS	$(527,545)	$(264,947)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	31,402,603	12,181,233

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2011

(Expressed in United States Dollars)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Common Stock Issuable	Accumulated Other Comprehensive Loss	Deficit Accumulated During The Development Stage	Total Stockholders' Deficit
Opening Balance
Issuance of common stock at inception	2,000,000	$2,000	$(1,800)				$200
Foreign currency translation					(109)		(109)
Net loss						(1,257)	(1,257)
Balance, 31 August 2003	2,000,000	2,000	(1,800)		(109)	(1,257)	(1,166)
Foreign currency translation					(505)		(505)
Net loss						(5,825)	(5,825)
Balance, 31 August 2004	2,000,000	2,000	(1,800)		(614)	(7,082)	(7,496)
Foreign currency translation					(504)		(504)
Net loss						(5,810)	(5,810)
Balance, 31 August 2005	2,000,000	2,000	(1,800)		(1,118)	(12,892)	(13,810)
Foreign currency translation					8,200		8,200
Net loss						(18,388)	(18,388)
Balance, 31 August 2006	2,000,000	2,000	(1,800)		7,082	(31,280)	(23,998)
Issuance of common stock for cash	500,000	500	(450)				50
Unrealized loss on available-for-sale securities, net of taxes					(2,815)		(2,815)
Foreign currency translation					(12,682)		(12,682)
Net loss						(16,945)	(16,945)
Balance, 31 August 2007	2,500,000	$2,500	$(2,250)		$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	3,590,000	3,590	32,310				35,900
Issuance of common stock for services	100,000	100	900				1,000
Unrealized loss on available-for-sale securities, net of taxes					(1,994)		(1,994)
Foreign currency translation					3,926		3,926
Net loss						(94,389)	(94,389)
Balance, 31 August 2008	6,190,000	$6,190	$30,960		$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	1,000,000	1,000	49,000				50,000
Foreign currency translation					(973)		(973)
Net loss						(124,214)	(124,214)
Balance, 31 August 2009	7,190,000	$7,190	$79,960		$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	6,000,000	6,000	114,000				120,000
Issuance of common stock for cash	2,000,000	2,000	73,000				75,000
Issuance of common stock for accounts payable	200,000	200	9,800				10,000
Issuance of common stock for consulting services				50,000			50,000
Foreign currency translation					2,442		2,442
Forgiveness of advances from related party			120,000				120,000
Net loss						(267,389)	(267,389)
Balance, 31 August 2010	15,390,000	$15,390	$396,760	$50,000	$(5,014)	$(534,217)	$(77,081)
Issuance of common stock for mineral claims	20,000,000	20,000	380,000				400,000
Issuance of common stock for cash, net of commissions	16,474,200	16,474	794,079				810,553
Issuance of common stock for accounts payable	2,000,000	2,000	48,000	(50,000)			-
Issuance of common stock for debt conversion	600,000	600	14,390				14,990
Unrealized loss on convertible notes receivable						(23,621)	(23,621)
Foreign currency translation					(5,530)		(5,530)
Net loss						(498,394)	(498,394)
Balance, 31 August 2011	54,464,200	$54,464	$1,633,229	$-	$(34,166)	$(1,032,610)	$620,917

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 AUGUST 2011 AND 2010 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2011

(Expressed in United States Dollars)

	For the Year Ended 31 August 2011	For the Year Ended 31 August 2010	For the Period from Inception (5 June 2003) to 31 August 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,394)	$(267,389)	$(1,032,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,237	3,010	20,876
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	50,000	101,000
Write off of deferred offering costs	-	120,000	120,000
Changes in operating assets and liabilities:
Convertible notes receivable	-	(21,978)	(21,978)
Accounts payable and accrued liabilities	(59,170)	32,200	18,818
CASH FLOWS USED IN OPERATING ACTIVITIES	(554,327)	(84,157)	(791,132)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	15	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	(918)	-	(28,994)
CASH FLOWS PROVIDED USED IN INVESTING ACTIVITIES	(918)	15	(24,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	10,000	18,540	28,540
Advances (to) from stockholder	(6,668)	135	(6,668)
Advances (to) from related party	(4,797)	(11,683)	125,000
Repayment of convertible notes payable	(160,000)	-	(160,000)
Issuance of common stock, net of commissions	810,553	75,000	921,503
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	649,088	60,014	908,375
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,051)	(2,608)	(5,835)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	-	4,809	-
NET INCREASE IN CASH	86,792	51	86,876
CASH, BEGINNING OF YEAR	84	33	-
CASH, END OF YEAR	$86,876	$84	$86,876

	For the Year Ended 31 August 2011	For the Year Ended 31 August 2010	For the Period from Inception (5 June 2003) to 31 August 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,394)	$(267,389)	$(1,032,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,237	3,010	20,876
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	50,000	101,000
Write off of deferred offering costs	-	120,000	120,000
Changes in operating assets and liabilities:
Convertible notes receivable	-	(21,978)	(21,978)
Prepaid and sundry	(5,840)	-	(5,840)
Accounts payable and accrued liabilities	(59,170)	32,200	18,818
CASH FLOWS USED IN OPERATING ACTIVITIES	(560,167)	(84,157)	(796,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities	-	15	-
Disposition of equipment	-	-	4,462
Acquisition of equipment	(918)	-	(28,994)
CASH FLOWS PROVIDED USED IN INVESTING ACTIVITIES	(918)	15	(24,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	10,000	18,540	28,540
Advances (to) from stockholder	(828)	135	(828)
Advances (to) from related party	(4,797)	(11,683)	125,000
Repayment of convertible notes payable	(160,000)	-	(160,000)
Issuance of common stock, net of commissions	810,553	75,000	921,503
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	654,928	60,014	914,215
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,051)	(2,608)	(5,835)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF TAX	-	4,809	-
NET INCREASE IN CASH	86,792	51	86,876
CASH, BEGINNING OF YEAR	84	33	-
CASH, END OF YEAR	$86,876	$84	$86,876

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 AUGUST 2011 AND 2010 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2011
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Tucana Lithium Corp., formerly named Oteegee Innovations Inc. and formerly named Pay By The Day Holdings Inc., (the “Company”) was incorporated in August 2007 in the State of Nevada.  On 31 August  2007 we entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary.

On 12 March 2010, the Company entered into a non-binding letter of intent (“Letter of Intent”) with Grail Semiconductor, Inc. (“Grail”), to acquire all of the assets of Grail. As a result of entering into the Letter of Intent, on 22 March 2010, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Nevada Secretary of State changing the Company’s name to Oteegee Innovations, Inc.

On 7 April 2010, the Company effected a 1 for 10 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

On 6 July 2010, the Company closed a share exchange agreement with Oteegee International Holdings Limited, a company incorporated in Hong Kong (“Oteegee”). Pursuant to the share exchange agreement, the Company issued 61,647,250 shares of common stock pending the close of the share exchange agreement in exchange for 4,000 common shares representing 40% of Oteegee.

On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail, and as a result, the Company cancelled the 61,647,250 of its common shares issued to Oteegee. The Letter of Intent was terminated due to the Company’s inability to raise preliminary funding during the due diligence period of the Letter of Intent.  In accordance with the Letter of Intent, the Company is entitled to convert its advances to Grail into equity of Grail.

On 2 December 2010 the Company closed an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”) for a total costs of $550,000. The Property is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   The claims expire between January 2011 and May 2012.

Pursuant to the Agreement, on 7 December 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit. In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011.  The Company announced on 27 June 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.
In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.  On 15 May 2011, the Company issued a 10% Convertible Debenture with a principal amount of $150,000 (the “Debenture ”) to Alain Champagne (the “Holder”). The Debenture is due twelve months from the date of issuance. Additionally, the Holder is entitled to convert, at any time, until the Debenture is paid in full, all or any part of the principal plus accrued interest into shares of the Company’s common stock at a per share conversion price of $0.15. On 24 May 2011 the Company repaid $100,000 and on 25 June 2011 the Company paid off the balance of $50,000 fulfilling all the obligations to the Selling Group for the purchase price of the Property.  In July 2011, the Ministry of Natural Resources transferred all mining claims into the name of Tucana Exploration Inc., a company incorporated in the State of Wyoming on 22 February 2011 (“Tucana”).  Tucana is a 100% wholly owned subsidiary of the Company.

On 3 May 2011, the Company filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Tucana Lithium Corp.

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report dated November 4, 2011 (the “Report”) and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt found in the Rouyn-Noranda and Val d'Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated

The Company will operate both PBTD and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.tucanalithium.com with its two web-site addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include the accounts of Tucana Lithium Corp. and its wholly owned subsidiaries, Pay By The Day Inc. and Tucana Exploration Inc. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured.  We are in discussions with various parties and believe a successful financing is likely.  The Company believes it can satisfy minimum cash requirements of $30,000 for the next twelve months with either an equity financing, convertible debenture or if needed, a loan from our director, Jordan Starkman.

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

Mineral Property Claims and Exploration Costs

Costs of exploration, carrying and retaining unproven mineral property claims are expensed as incurred. Acquisition of mineral property claims are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral property claims in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral property claims used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information

Foreign Translation Adjustment

The accounts of the Company’s foreign subsidiaries whose functional currency is the Canadian dollar, were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the consolidated financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income (loss) and have not been included in the determination of income for the relevant periods.

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant ASC 260, Earnings per Share, which require disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended 31 August 2011 and 2010 or for the period from inception (5 June 2003) to 31 August 2011.

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

Cost of Goods Sold

Costs of goods sold are recognized at the date the goods are shipped to the customer and are matched with revenues.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after 15 December 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning after 15 December 2011.  The Company will adopt the ASU as required.  The Company does not expect ASU No. 2011-05 to have a material effect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after 15 December 2011. Early adoption is permitted. The Company does not expect ASU No. 2011-08 to have a material effect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2011	Net 2010
Furniture and equipment	$3,711	$(2,931)	$780	$1,272
Computer	16,025	(15,644)	381	1,941
	$19,736	$(18,575)	$1,161	$3,213

6.	MINERAL CLAIMS

On 2 December 2010 the Company closed the Agreement with the Selling Group to acquire a One Hundred (100%) interest in the Property for a total cost of $550,000. The Property is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   The claims expire between January 2011 and May 2012.

Pursuant to the Agreement, on 7 December 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit. In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011.  The Company announced on 27 June 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.  On 15 May 2011 the Company issued the Debenture of $150,000 fulfilling all the obligations to the Selling Group for the purchase price of the Property.  The Debenture was repaid May and June of 2011.  In July 2011, the Ministry of Natural Resources transferred all mining claims into the name of Tucana, a 100% wholly owned subsidiary of the Company.

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon Report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt found in the Rouyn-Noranda and Val d’Or area, yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the claims and should be further investigated.

7.	CONVERTIBLE NOTES RECEIVABLE

In accordance with a Letter of Intent entered into on 12 March 2010, the Company provided advances for administrative and other organizational expenses to Grail, which were required to close the acquisition of the assets of Grail. The advances are non-interest bearing and secured by convertible notes to equity of Grail.   If a closing does not occur, the notes will convert to equity according to the terms of the respective note, and such conversion will be the sole recourse of the Company for all such expenditures. On 20 August 2010, the Company received a notice of termination of the Letter of Intent with Grail Semiconductor. As of the date of this report, the notes have not been converted into equity of Grail.

The convertible notes receivable were determined to have a fair value of Nil and therefore an unrealized loss of $23,612 has been recorded as of 31 August 2011.

8.	ADVANCES (TO) FROM STOCKHOLDER

The advances (to) from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

9.	CONVERTIBLE NOTES PAYABLE

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

10.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of the Company are non-interest bearing, unsecured and due on demand.

Consulting fees paid to the spouse of Jordan Starkman, the sole director of the Company for the year ended 31 August 2011 were $25,000 (year ended 31 August 2010 - $4,700).

11.	CAPITAL STOCK

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

In February 2010 the Company issued 200,000 shares of common stock in settlement of accounts payable at $0.05 per share.

On 7 April 2010, the Company affected a 1 for 10 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 1,539,000 to 15,390,000.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

During the year ended 31 August 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued.  On 1 March 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share in settlement of these services.

In May 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On 16 April 2011 the note payable was converted to 600,000 shares of common stock of the Company at $0.025 per share.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Property. On 1 March 2011, the Company issued an additional 5,000,000 shares of common stock at a price of $0.02 per share reflecting payment of $100,000 towards the Property. The shares issued in connection with the Property acquisition were based on the fair market value of the stock on the date of issuance.

During the year ended 31 August 2011, the Company issued 16,474,200 shares of common stock for total gross proceeds of $891,551 from various issuances in prices ranging from $0.03 to $0.11 per share. The Company paid $80,998 in commissions related to raising these proceeds and has accordingly been deducted from additional paid-in capital.  The net proceeds from these issuances were $810,553.

12.	CONTINGENCIES

In accordance with the Agreement, the Company will also owe to the Selling Group the following contingent payments:

·	After spending a total amount of $2,500,000 on the Property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

·	After spending a total amount of $5,000,000 on the Property a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

·	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

·	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 31 August 2011 and 2010 and for the period from inception to 31 August 2011, there were no interest or taxes paid by the Company.

In January 2010 a $120,000 note payable was converted to 6,000,000 shares of common stock in the Company at a price of $0.02 per share.

In February 2010 the Company issued 200,000 shares of common stock for accounts payable at $0.05 per share.

During the year ended 31 August 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued.  On 1 March 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share in settlement of these services.

In May 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On 16 April 2011 the note payable was converted to 600,000 shares of common stock of the Company at $0.025 per share.

In December 2010, pursuant to the Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Property. On 1 March 2011, the Company issued an additional 5,000,000 shares of common stock at a price of $0.02 per share reflecting payment of $100,000 towards the Property.

14.	INCOME TAXES

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

15.	SUBSEQUENT EVENTS

On 5 September 2011, the Company received $5,000 in exchange for 100,000 shares of common stock at $0.05 per share.  These shares are expected to be issued in the next quarter.

On 15 September 2011, the Company issued 360,000 shares of common stock at $0.05 per share for consulting services.

On 9 December 2011 the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana's subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal.

Subsequent to the year end, the Company entered into a rental agreement for a period of two years commencing September 1, 2011.  The Company paid $12,000 in cash and will deliver to the lessor shares of common stock worth $3,500 to fulfill payment for the entire term of the lease.

16.	FINANCIAL INSTRUMENTS

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

Fair Values

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, convertible notes receivable and payable, advances from stockholder and advances from related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is DNTW Chartered Accountants, LLP . We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Jordan Starkman	41	President, Secretary & Director

JORDAN STARKMAN, 41, President. Mr. Starkman brings over fifteen years experience in sales, financial consulting, and investor and client relations to the Pay By The Day team.  He is a co-founder of Pay By the Day and was VP Operations prior to becoming President in January 2006.  Prior to joining Pay By The Day, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics.  Jordan has an extensive background in finance and business development.  He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers.  Jordan also holds a BA in Statistics from the University of Western Ontario.  In addition, Jordan is the President of ECash, Inc. and Health Advance Inc.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended August 31, 2011.

Code of Ethics

None.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman President, Secretary &	2011	$0	0	0	0	0	0	0	$0
Director	2010	$0	0	0	0	0	0	0	$0
		$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percentage of Class (2)

Jordan Starkman (1)	2,065,980	3.80%
3651 Lindell Rd. Suite #D155
Las Vegas, NV 89103

Alain Champagne 4584 St Denis #303 Montreal, QC H2J 2L3	7,000,000	12.85%
Therese Proulx 90 Rue Cloutier Vald’Or, QC J9P 4K9	3,000,000	5.50%
Richard Robillard 5346 Des Ormeaux St Montreal, QC H1K2X1	3,000,000	5.50%
Scott Rupert 142 Galland Cres Edmonton, AB	3,000,000	5.50%
All directors and executive officers as a group	2,065,980	3.80%

(1) The person listed is an officer and/or director of the Company.
(2) Based on 54,464,202 shares of common stock issued and outstanding as of August 31, 2011.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances from a related company controlled by Jordan Starkman, the sole director of the Company are non-interest bearing, unsecured and due on demand.

Consulting fees paid to the spouse of Jordan Starkman, the sole director of the Company for the year ended 31 August 2011 were $25,000 (year ended 31 August 2010 - $4,700).

The advances (to) from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2011, we were billed approximately $20,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tucana Lithium Corp.

By:	/s/ Jordan Starkman
Jordan Starkman
President, Chief Executive Officer Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer

Date: December 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer,	December 14, 2011
Jordan Starkman	Chairman of the Board of Directors Chief Financial Officer, Controller, Principal Accounting Officer