Form 10-Q
period 2011-11-30
TUCANA LITHIUM CORP.
filed 2012-01-23
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer” and “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 23, 2012, there were 54,824,202 shares of the registrants common stock issued and outstanding.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

FORM 10-Q

November 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	11
Item 4.	(Removed and Reserved)	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2011 (UNAUDITED) AND AS OF AUGUST 31, 2011 (AUDITED).

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2011 (UNAUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2011 (UNAUDITED).

PAGE	F-4 – F-10	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

TUCANA LITHIUM CORP. AND SUBSIDIARIES
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF
 (Expressed in United States Dollars)

	31 November	31 August
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$21,996	$86,876
Prepaid and other	28,090	5,840
Total Current Assets	50,086	92,716
Long Term Assets
Mineral property claims	558,215	550,000
Equipment	-	1,161
Total Long Term Assets	558,215	551,161
Total Assets	$608,301	$643,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$16,240	$18,818
Convertible Note payable	-	3,939
Advances from related party	38	203
Total Liabilities	16,278	22,960

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 54,824,202 (31 August 2010 - 54,464,202)	54,824	54,464
Additional paid-in capital	1,650,869	1,633,229
Common stock issuable	12,050	-
Accumulated other comprehensive loss	(32,921)	(34,166)
Deficit accumulated during the development stage	(1,092,799)	(1,032,610)
Total Stockholders' Equity	592,023	620,917
Total Liabilities and Stockholders' Equity	$608,301	$643,877

The accompanying notes are an integral part of these consolidated financial statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPE
RATIONS AND COMPREHENSIVE LOSS
 (Expressed in United States Dollars)

	For the Three Months Ended 30 November	For the Three Months Ended 30 November	For the Period from Inception (5 June 2003) to 30 November
	2011	2010	2011

SALES	-	392	384,786
COST OF GOODS SOLD	-	-	265,934
GROSS PROFIT	-	392	118,852
EXPENSES
Professional fees	50,879	7,803	946,391
Interest and bank charges	306	353	21,307
Depreciation	1,121	770	21,997
Office and general	126	172	38,074
Advertising and promotion	2,024	621	45,317
Rent and occupancy costs	1,938	-	33,070
Vehicle	-	-	2,158
Bad debts	-	-	9,774
Telecommunications	1,203	1,032	42,652
Exploration	2,466	-	95,533
TOTAL OPERATING EXPENSES	60,063	10,751	1,256,273
LOSS FROM OPERATIONS	(60,063)	(10,359)	(1,137,421)
Foreign exchange (loss) gain	(126)	2	18,533
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	-	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	(60,189)	(10,357)	(1,092,799)
Unrealized loss on convertible note receivable, net of tax	-	-	(23,135)
Foreign currency translation adjustment	1,244	(916)	(9,786)
COMPREHENSIVE LOSS	(58,945)	(11,273)	(1,125,720)
LOSS PER WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	54,764,861	15,390,000

The accompanying notes are an integral part of these consolidated financial statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2011	For the Three Months Ended 30 November 2010	For the Period from Inception (5 June 2003) to 30 November 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,189)	$(10,357)	$(1,092,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,121	770	20,876
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	18,000	-	119,200
Write off deferred offering costs	-	-	120,000
Changes in operating assets and liabilities:
Prepaid and other	(18,750)	-	(24,590)
Accounts payable and accrued liabilities	(2,578)	5,740	21,240
CASH FLOWS USED IN OPERATING ACTIVITIES	(62,396)	(3,847)	(833,311)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of equipment	-	-	4,462
Acquisition of equipment and mineral property claims	(8,215)	-	(37,209)
CASH FLOWS PROVIDED USED IN INVESTING ACTIVITIES	(8,215)	-	(32,747)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	10,000	28,540
Repayment of convertible notes payable	-	-	(160,000)
Advances to (from) stockholder	-	2,874	-
Advances (to) from related party	(165)	323	125,038
Proceeds from issuance of common shares	5,000	8,000	926,503
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,835	21,197	920,081
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND UNREALIZED LOSS ON CONVERTIBLE NOTES RECEIVABLE	896	(1,708)	(32,027)
NET (DECREASE) INCREASE IN CASH	(64,880)	15,642	21,996
CASH, BEGINNING OF PERIOD	86,876	84	-
CASH, END OF PERIOD	$21,996	$15,726	$21,996

The accompanying notes are an integral part of these consolidated financial statements

TUCANA LITHIUM INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2011
(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

After spending a total amount of $2,500,000 on the Project, the Selling Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. After spending a total amount of $5,000,000 on the Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000.  If a feasibility study is put in place an additional 1,000,000 shares and $250,000 will be delivered to the Selling Group, and if a bank feasibility is put in place a further 2,000,000 shares and $500,000 cash will be delivered to the Selling Group.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.

The Company operates both PBTD and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.tucanalithium.com with its two website addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three ended 30 November 2011 are not necessarily indicative of the results that may be expected for the year ending 31 August 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2011.

The accompanying consolidated financial statements of the Company include the accounts of Tucana Lithium Corp. and its wholly owned subsidiaries, Pay By The Day Company, Inc. and Tucana Exploration Inc. Inter-company balances and transactions have been eliminated upon consolidation.

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

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured.  We are in discussions with various parties and believe a successful financing is likely.  The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, a loan from our director, Jordan Starkman.

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

Mineral Claims and Exploration Costs

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

In August 2010 the Company issued a one-year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.10  per common share.  This debenture will be converted into shares of the Company’s capital stock next quarter and has accordingly been included with common stock issuable.

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

In March 2011, the Company issued 5,000,000 shares of common stock at $0.02 per share reflecting the first payment of $100,000 for the Property.  On 15 May 2011 the Company issued the Debenture of $150,000 fulfilling all the obligations to the Selling Group for the purchase price of the Property.  The Debenture was repaid in May and June of 2011.  In July 2011, the Ministry of Natural Resources transferred all mining claims into the name of Tucana, a 100% wholly owned subsidiary of the Company.

In December 2011, the Company acquired an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of acquiring the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon Report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011.

7.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by Jordan Starkman, the sole director of the Company are non-interest bearing, unsecured and due on demand.

8.	CAPITAL STOCK

In September 2011, the Company entered into a rental agreement for a period of two years commencing September 1, 2011. The Company paid $12,000 in cash and will deliver to the lessor shares of common stock worth $3,500 to fulfill rental payment for the entire term of lease. The shares are expected to be issued in the next quarter.

On 5 September 2011, the Company received $5,000 in exchange for 100,000 shares of common stock at $0.05 per share. These shares are expected to be issued in the next quarter.

On 15 September 2011, the Company issued 360,000 shares of common stock at $0.05 per share for consulting services. The services were valued based on the fair market value of the common stock on the date of issuance.

9.	CONTINGENCIES

In accordance with the Agreement, the Company will also owe to the Selling Group the following contingent payments:

☐	After spending a total amount of $2,500,000 on the Property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	After spending a total amount of $5,000,000 on the Property a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 30 November 2011 and 2010 and for the period from inception to 30 November 2011, there was no interest or taxes paid by the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Plan of Operation for Tucana Segment

The Company's main exploration target in 2012 will be the Abigail Lithium Property (the “Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.

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

On June 13, 2011, the Company entered into a geological and management services agreement (the “Exploration Agreement”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Summer 2011 exploration program. The exploration campaign was led by geologist Yves Caron. Mr. Caron is currently Vice-President Exploration for both Nemaska Exploration and Monarques Resources and has been a member of the Ordre des Gйologues du Quйbec since 2001. The Exploration Agreement term which was for a period of six months has expired and the Company is currently negotiating to renew the contract at a future date.

Nemaska provided exploration services to the Company subject to the schedule of fees below.

Position	Cost per day
Sr. Consultant - QP Services	$1000
Project Manager – I.T. Geologist	$600
Student Geologist	$450
Geologist Assistant	$350

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, falling below the budgeted schedule.

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

No drilling has been done by Tucana since it purchased the Property.  According to the NI 43-101 report, the magnetic/gradiometric airborne survey released in September 2011, observed at least three families of magnetic lineaments. The first is oriented at about 070°, and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

The Company believes the Property has good potential for both rare earths in pegmatites and for sulphide deposits in volcanics. In addition, the airborne survey has found magnetic anamalies for kimberlite targets. Several kimberlite targets were discovered in the immediate vicinity of the Property, from one to three kilometers to the north/west of the Property. On November 9, 2011, the Company entered into a letter of intent to secure the purchase of these kimberlite targets. As of November 30, 2011, the Asset Purchase Agreement has not been finalized and is expected to be completed in the next quarter.

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

Results of Operations for the three months ended November 30, 2011 compared to the three months ended November 30, 2010

For the period from inception through November 30, 2011, we had $384,786 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $265,934 and $1,256273, respectively and our loss from operations was $1,137,421 and our net loss was $1,092,799.

Revenue for the three months ended November 30, 2011 was $Nil compared to $392 for the three months ended November 30, 2010. The lack of revenue was to the low number of applications generated from the Pay By The Day web site and the poor consumer credit leading to a low level of customer credit approvals. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.

Operating expenses for the three months ended November 30, 2011 were $60,063 compared to $10,751 for the three months ended November 30, 2010. The increase in operating expenses during the three months ended November 30, 2011 compared to the three months ended November 30, 2010 is primarily attributed to professional fees. Professional fees for the three months ended November 30, 2011 were $50,879 and $7,803 for the three months ended November 30, 2010. These fees paid in the three months ended November 30, 2011 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions.

Net loss was $60,189 for the three months ended November 30, 2011 and $10,357 for the three months ended November 30, 2010. The increase in professional fees relating to the acquisition of the Abigail property contributed to the increase in the net loss in the three months ended November 30, 2011.  Since the acquisition has now been completed the Company does not expect to incur such large professional fess the next quarter unless other acquisitions are considered.

During the quarter ending November 30, 2011 and 2010, we had no provision for income taxes due to the net operating losses incurred.

We currently have no known mineral reserves and have generated no revenue from our mining activities.

All of our sales since inception consist of computer and electronic products financed through our internal financing program or our third party finance service provider.  The profit is generated from the margins on the products sold.  We charge 0% interest on our internal financing and CreditPlus card, and we do not have any interest charges revenue.  Service fees revenue from our CreditPlus Card is nil.  We expect to generate service fees revenue once our CreditPlus advertising campaign begins.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to November 30, 2011.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of November 30, 2011 we had a cash balance of $21,996 and a working capital surplus of $33,308.

The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign in accordance with the NI 43-101 and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely.

In the event the Company is not successful in completing its obligations pursuant to the Agreement, the Company will continue with its prior business model and plan of operation.  Our liquidity and capital requirements for our current business plan is discussed below.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $30,000.  Legal and accounting expenses of $25,000 represents the minimum funds needed to sustain operations.  The $25,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, advances from our director, Jordan Starkman. Currently there is no firm loan commitment between the Company and Jordan Starkman in place.

Operations of PBTD segment

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not fully effective for the  purpose for which it is intended  due  to the following reasons  as of November 30, 2011:

•
Due to limited resources available, the Company currently does not employ any employees except for its sole director and officer, Jordan Starkman. As such, there is no segregation of duties within the Company.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factor

Not required for Smaller Reporting Company.

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

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      (Removed and Reserved)

Item 5.      Other Information.

None

Item 6.      Exhibits.

31.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data File (Form 10-Q for the quarterly period ended November 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jordan Starkman	President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)	January 23, 2012