Form 10-Q
period 2012-02-29
TUCANA LITHIUM CORP.
filed 2012-04-23
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-149552

TUCANA LITHIUM CORP.
 (Exact name of registrant as specified in charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)
 _______________

1-800-854-7970
 (Registrants telephone number, including area code)
_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of April 23, 2012, there were 54,824,202 shares of common stock issued and outstanding.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

FORM 10-Q

February 29, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2012 AND AS OF AUGUST 31, 2011.

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 29, 2012.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 29, 2012.

PAGE	F-5 – F-11	NOTES TO FINANCIAL STATEMENTS.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF

(Expressed in United States Dollars)

	29 February 2011 (Unaudited)	31 August 2011 (Audited)

ASSETS
Current Assets
Cash	$18,660	$86,876
Accounts receivable	2,035	-
Prepaid and other	14,313	5,840
Total Current Assets	35,008	92,716
Long Term Assets
Equipment	1,078	1,161
Mineral rights	561,978	550,000
Total Long Term Assets	563,056	551,161
Total Assets	$598,064	$643,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$26,137	$18,818
Convertible note payable	-	3,939
Advances from related party	48	203
Total Liabilities	26,185	22,960
Stockholders' Equity
Capital stock, $0.001 par value; Authorized 100,000,000; Issued and outstanding 54,824,202 (31 August 2011 - 54,464,202)	54,824	54,464
Additional paid-in capital	1,650,869	1,633,229
Shares to be issued	51,065	-
Accumulated other comprehensive loss	(33,325)	(34,166)
Deficit accumulated during the development stage	(1,151,554)	(1,032,610)
Total Stockholders' Equity	571,879	620,917
Total Liabilities and Stockholders' Equity	$598,064	$643,877

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 29 February 2012	For the Three Months Ended 28 February 2011
SALES	3,024	36
COST OF GOODS SOLD	2,175	-
GROSS PROFIT	849	36
EXPENSES
Professional and management fees	42,664	33,450
Interest and bank charges	574	442
Depreciation	57	822
Office and general	230	366
Advertising and promotion	502	1,810
Rent	1,937	-
Telecommunications	1,305	1,545
Exploration	12,334	-
TOTAL OPERATING EXPENSES	59,603	38,435
LOSS FROM OPERATIONS	(58,754)	(38,399)
Foreign exchange gain	-	(35)
Realized loss on disposal of available-for-sale securities	-	-
NET LOSS	$(58,754)	$(38,434)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(403)	(1,254)
COMPREHENSIVE LOSS	(59,157)	(39,688)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	54,824,202	29,223,333

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Six Months Ended 29 February	For the Six Months Ended 28 February	For the Period from Inception (5 June 2003) to 29 February
	2012	2011	2012

SALES	3,024	428	387,810
COST OF GOODS SOLD	2,175	-	268,109
GROSS PROFIT	849	428	119,701

EXPENSES
Professional and management fees	93,543	41,253	989,055
Interest and bank charges	880	795	21,881
Depreciation	1,178	1,592	22,054
Office and general	356	538	38,304
Advertising and promotion	2,526	2,431	45,819
Rent and occupancy costs	3,875	-	35,007
Vehicle	-	-	2,158
Bad debts	-	-	9,774
Telecommunications	2,508	2,577	43,957
Exploration	14,800	-	107,867
TOTAL OPERATING EXPENSES	119,666	49,186	1,315,876
LOSS FROM OPERATIONS	(118,817)	(48,758)	(1,196,175)
Foreign exchange loss	(126)	(33)	18,531
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	-	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
NET LOSS	$(118,943)	$(48,791)	$(1,151,553)
Unrealized loss on convertible note receivable, net of tax			(23,135)
Foreign currency translation adjustment	841	(2,170)	(10,190)
COMPREHENSIVE LOSS	$(118,102)	$(50,961)	(1,184,878)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	54,794,532	22,268,453

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Six Months Ended 29 February 2012	For the Six Months Ended 28 February 2011	For the Period from Inception (5 June 2003) to 29 February 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,943)	$(48,791)	$(1,151,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,178	1,592	22,054
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	18,000	-	119,000
Write off deferred offering costs	-	-	120,000
Changes in operating assets and liabilities:
Accounts receivable	(2,035)		(2,035)
Convertible notes receivable	-	-	(21,978)
Prepaid and sundry	(8,473)	-	(14,313)
Accounts payable and accrued liabilities	7,319	5,506	26,137
CASH FLOWS USED IN OPERATING ACTIVITIES	(102,954)	(41,693)	(899,926)
CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisition) disposition of equipment	(1,130)	-	3,332
Acquisition of mineral rights	(11,978)	-	(40,972)
CASH FLOWS USED IN INVESTING ACTIVITIES	(13,108)	-	(37,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	10,000	28,540
Repayment of convertible note payable	(3,550)		(3,550)
Loan receivable	-	-	(160,000)
Advances from stockholder	-	(1,535)	-
Advances from related party	(155)	(5,032)	124,835
Issuance of common shares, net of issuance costs	51,065	67,312	972,568
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,360	70,745	962,403
EFFECT OF EXCHANGE RATE CHANGES ON CASH	486	(3,350)	(6,177)
NET (DECREASE) INCREASE IN CASH	(68,216)	25,702	18,660
CASH, BEGINNING OF PERIOD	86,876	84	-
CASH, END OF PERIOD	$18,660	$25,786	$18,660

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 29 FEBRUARY 2012
(Expressed in United States Dollars)
(Unaudited)

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

On 2 December 2010 the Company closed an Asset Purchase Agreement (the “Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”). It is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.  The claims will expire in May 2012.

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

On 9 December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of Tucana's subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal.

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between March and May 2014. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey

After spending a total amount of $2,500,000 on the Project, the Selling Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. After spending a total amount of $5,000,000 on the Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and a further cash payment of $250,000.  If a feasibility study is put in place an additional 1,000,000 shares and $250,000 will be delivered to the Selling Group, and if a bank feasibility is put in place a further 2,000,000 shares and $500,000 cash will be delivered to the Selling Group.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit.

The Company operates both PBTD and Tucana as wholly owned subsidiaries. The Company operates under the web-site address www.tucanalithium.com with its two website addresses as www.paybytheday.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended 29 February 2012 are not necessarily indicative of the results that may be expected for the year ending 31 August 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2011.

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

In August 2010 the Company issued a one-year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.10 per common share.  This debenture has been included with the common stock issuable during the quarter ended November 30, 2011. On 15 December 2011 the note payable was fully paid off in cash, and accordingly removed from common stock issuable.

6.	MINERAL CLAIMS

On 2 December 2010 the Company closed the Agreement with the Selling Group to acquire a One Hundred (100%) interest in the Property for a total cost of $550,000. The Property is covered by NTS sheets 32O12and 32O13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares. The claims expire in May 2012.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between March and May 2014. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey.

The Company's main exploration focus is the Abigail Lithium Property located in the James Bay, Quebec region of Canada. The property now consists of 220 map-designated cells totaling approximately 11,700 hectares within and adjacent to Nemaska Lithium's Whabouchi discovery.

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

Consulting fees paid to Jordan Starkman, the sole director of the Company for the six months ended 29 February 2012 were $17,000 (six months ended 28 February 2011 – Nil).

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

On 15 December 2011, the Company received $15,000 in exchange for 750,000 shares of common stock at $0.02 per share.  These shares are expected to be issued in the next quarter.

On 8 February 2012, the Company received $6,600 in exchange for 220,000 shares of common stock at $0.03 per share.  These shares are expected to be issued in the next quarter.

On 29 February 2012, the Company received $26,250 in exchange for 875,000 shares of common stock at $0.03 per share.  These shares are expected to be issued in the next quarter.

The Company paid $5,285 in commissions related to raising the above mentioned proceeds and has accordingly been deducted against the shares to be issued.

9.	CONTINGENCIES

In accordance with the Agreement, the Company will also owe to the Selling Group the following contingent payments:

☐	After spending a total amount of $2,500,000 on the Property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	After spending a total amount of $5,000,000 on the Property, a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

☐	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the Selling Group.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended 29 February 2012 and 2011 and for the period from inception to 29 February 2012, there was no interest or taxes paid by the Company.

11.	SUBSEQUENT EVENTS

On 13 March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between March and May 2014. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The property now consists of 220 map-designated cells totaling approximately 11,700 hectares within and adjacent to Nemaska Lithium's Whabouchi discovery.

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

On September 19, 2011 the Company obtained the airborne magnetic survey for the Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 32O12 and 32O13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II of the Company's exploration campaign. The Nemaska report in conjunction with the airborne survey will allow the Company to prepare a plan and budget for Phase II of the exploration campaign on the Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

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

On November 4, 2011, the Company received the NI 43-101 report (the “Report”) summarizing the analysis of the airborne survey and containing the details and results from the Nemaska exploration campaign in June 2011.  The reconnaissance geology program was carried out on the property by Nemaska Exploration Inc. on behalf of the Company. More than 2,000 GPS points were recorded and 39 samples were taken and analyzed. Samples were mainly taken from pegmatites, but also from granitoid, gabbro, basalts and diabases.  Samples were taken where mineralization was seen or suspected, like pegmatite and rusted and/or silicified zones, and when sulphides were observed.  Samples were analyzed by ALS Minerals, located at 1322, rue Harricana, Val-d’Or (Quйbec).  Two grab samples returned slightly anomalous results. The first, numbered 18070, is from a pegmatite visually containing 1% Mo, which returned 292 ppm Mo and 466 ppm Rb. The second, numbered 18005, is from a pink pegmatite and returned 151.5 ppm Nb, 24 ppm Sm and 147.5 ppm Ta.

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

The Company believes the Property has good potential for both rare earths in pegmatites and for sulphide deposits in volcanics.  In addition, the airborne survey has found magnetic anamalies for kimberlite targets.   Several kimberlite targets were discovered in the immediate vicinity of the Property, from one to three kilometers to the north/west of the Property. On November 9, 2011, the Company entered into a letter of intent to secure the purchase of these 37 mining claims relevant to these kimberlite targets.   As of February 29, 2012, the Asset Purchase Agreement has not been finalized and is expected to be completed in the next quarter.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between March and May 2014. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. The majority of the claims are located in the Lac des Montagnes volcano-sedimentary formation, and its immediate surrounding area. This is the most fertile ground in the area, and resembles the Abitibi greenstone volcano-sedimentary formations. The Company believes it has kept the most promising portion of the Abigail property based upon the geology reports. The property now consists of 220 map-designated cells totaling approximately 11,700 hectares within and adjacent to Nemaska Lithium's Whabouchi discovery.

In March 2012, the Company also retained the services of Gestion SDM Inc. to represent the Company and manage all of the Company's mineral claims with the Department of Natural Resources in Quebec.

The Company believes the Report facilitates further development of the Property and will utilize such report to plan and coordinate the next phase of the Company's exploration program. The Company is currently negotiating financing in the amount of $1,000,000 to further explore the Property. The Company will review the survey, and begin to coordinate and plan Phase II of the exploration campaign once the funds are secured. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Plan of Operation for PBTD Segment

The Company will continue with the Pay By The Day operations during the Company’s exploration of the Abigail Property.   The promotion of PBTD brand and program is contingent upon the Company successfully obtain financing and will begin with the production of a new 30 second direct response commercials. The campaign will be nationwide with multiple station coverage. We are currently in discussions with a Canadian based media company to produce an infomercial that will air on stations across Ontario. The cost of producing and airing the infomercial is approximately $20,000. We expect the profits generated from the infomercial campaign to fund additional air time slots. PBTD anticipates the production of the infomercial and commercial to begin 6-8 months once the financing is obtained. We produced two 30 second spot commercials in 2004 that aired Canada wide with a focus on Northern Ontario and all of Alberta. The new television advertising campaign will be initiated with the guidance of an advertising agency. We determine the areas of interest and the agency provides us with various rates, time slots available, and the stations catering to our focus area.

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

Results of Operations for the six months ended February 29, 2012 compared to the six months ended February 28, 2011

For the period from inception through February 29, 2012, we had $387,810 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $268,109 and $1,315,876, respectively, and our loss from operations was $1,196,175 and our net loss was $1,151,553.

Revenue for the six months ended February 29, 2012 was $3,024 compared to $428 for the six months ended February 28, 2011. The lack of revenue was due to the low number of applications generated from the Pay By The Day web site and the poor consumer credit leading to a low level of customer credit approvals. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.

Operating expenses for the six months ended February 29, 2012 were $119,666 compared to $49,186 for the six months ended February 28, 2011. The increase in operating expenses during the six months ended February 29, 2012 compared to the six months ended February 28, 2011 was primarily attributed to professional fees and management fees and exploration. Professional fees and management fees for the six months ended February 29, 2012 were $93,543 and $41,253 for the six months ended February 28, 2011. These fees paid in the six months ended February 29, 2012 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions. The exploration costs for the six months ended February 29, 2012 was $14,800 and nil for the six months ended February 28, 2011, because the Company didn’t have any exploration activity during the six months ended February 28, 2011.

Net loss was $118,943 for the six months ended February 29 2012 and $48,791 for the six months ended February 28, 2011. The increase in professional fees relating to the acquisition of the Abigail property contributed to the increase in the net loss in the six months ended February 29, 2012.  Since the acquisition has now been completed, the Company does not expect to incur such large professional fees the next quarter unless other acquisitions are considered.

During the quarter ending February 29, 2012 and 2011, we had no provision for income taxes due to the net operating losses incurred.

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

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to February 29, 2012.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of February 29, 2012 we had a cash balance of $18,660 and a working capital surplus of $8,823.

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

Operations of PBTD segment

We are currently seeking funding for our planned expansion and would like to raise a minimum of $200,000 in order to aggressively promote and advertise our brand and the Pay By The Day program. To achieve our goals, a large portion of the funds raised will be invested in advertising. Our success is contingent upon our customers seeing our ads and calling our 1-800 phone number. There is a distinct correlation between the number of dollars invested in advertising and the number of sales made. The proceeds raised will also be used to fund a greater portion of transactions through our internal financing program. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the US.

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

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not fully effective for the purpose for which it is intended due to the following reasons as of February 29, 2012:

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

On 15 December 2011, the Company received $15,000 in exchange for 750,000 shares of common stock at $0.02 per share.  These shares are expected to be issued in the next quarter.

On 8 February 2012, the Company received $6,600 in exchange for 220,000 shares of common stock at $0.03 per share.  These shares are expected to be issued in the next quarter.

On 29 February 2012, the Company received $26,250 in exchange for 875,000 shares of common stock at $0.03 per share.  These shares are expected to be issued in the next quarter.

The Company paid $5,285 in commissions related to raising the above mentioned proceeds and has accordingly been deducted against the issues to be issued.

The above proceeds will be used to fund operations and our initial work program costs for the Abigail Lithium Project as discussed in our Plan of Operations.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data File (Form 10-Q for the quarterly period ended February 29, 2012 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	TUCANA LITHIUM CORP.

April 23, 2012	By: /s/ Jordan Starkman
President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)