Form 10-Q
period 2012-05-31
TUCANA LITHIUM CORP.
filed 2012-07-23
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012
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

Not Applicable
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 15, 2012, there were 58,894,202 shares of common stock issued and outstanding.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

FORM 10-Q

May 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	8

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2012 AND AS OF AUGUST 31, 2011.

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2012.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2012.

PAGE	F-5 – F-8	NOTES TO FINANCIAL STATEMENTS.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF
(Expressed in United States Dollars)

	31 May 2012 (Unaudited)	31 August 2011 (Audited)

ASSETS
Current Assets
Cash	$35,916	$86,876
Prepaid and other	12,424	5,840
Total Current Assets	48,340	92,716
Long Term Assets
Equipment	1,016	1,161
Mineral rights	584,978	550,000
Total Long Term Assets	585,994	551,161
Total Assets	$634,334	$643,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,137	$18,818
Convertible note payable	106,504	3,939
Advances from related party	-	203
Total Liabilities	130,641	22,960
Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 58,894,202 (31 August 2011 - 54,464,202)	58,894	54,464
Additional paid-in capital	1,724,664	1,633,229
Shares to be issued	6,813	-
Accumulated other comprehensive loss	(33,055)	(34,166)
Deficit accumulated during the development stage	(1,253,623)	(1,032,610)
Total Stockholders' Equity	503,693	620,917
Total Liabilities and Stockholders' Equity	$634,334	$643,877

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Three Months Ended 31 May 2012	For the Three Months Ended 31 May 2011
SALES	-	-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-
EXPENSES
Professional and management fees	91,045	181,210
Interest and bank charges	1,993	848
Depreciation	62	779
Office and general	3,510	700
Advertising and promotion	51	873
Rent	1,937	-
Telecommunications	1,067	1,093
Exploration	2,277	-
TOTAL OPERATING EXPENSES	101,942	185,503
LOSS FROM OPERATIONS	(101,942)	(185,503)
Foreign exchange loss	(128)	(2,841)
Gain on disposal of subsidiary	137,000	-
Forgiveness of advances to subsidiary	(137,000)	-
NET LOSS	$(102,070)	$(188,344)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	270	(5,875)
COMPREHENSIVE LOSS	(101,800)	(194,219)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	55,513,543	43,395,888

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For the Nine Months Ended 31 May 2012	For the Nine Months Ended 31 May 2011	For the Period from Inception (5 June 2003) to 31 May 2012

SALES	3,024	425	387,810
COST OF GOODS SOLD	2,175	-	268,109
GROSS PROFIT	849	425	119,701

EXPENSES
Professional and management fees	184,588	222,462	1,080,100
Interest and bank charges	2,873	1,643	23,874
Depreciation	1,240	2,371	22,116
Office and general	3,866	987	41,814
Advertising and promotion	2,577	3,304	45,870
Rent	5,812	-	36,944
Vehicle	-	251	2,158
Bad debts	-	-	9,774
Telecommunications	3,575	3,670	45,024
Exploration	17,077	-	110,144
TOTAL OPERATING EXPENSES	221,608	234,688	1,417,818
LOSS FROM OPERATIONS	(220,759)	(234,263)	(1,298,117)
Foreign exchange (loss)gain	(254)	(2,874)	18,405
Interest income	-	-	11,821
Realized loss on disposal of available-for-sale securities	-	-	(2,096)
Gain on extinguishment of debt	-	-	19,126
Loss on disposal of assets	-	-	(2,762)
Gain on disposal of subsidiary	137,000		137,000
Forgiveness of advances to subsidiary	(137,000)		(137,000)
NET LOSS	$(221,013)	$(237,137)	$(1,253,623)
Unrealized loss on convertible note receivable, net of tax	-	-	(23,135)
Foreign currency translation adjustment	1,111	(3,031)	(9,920)
COMPREHENSIVE LOSS	$(219,902)	$(240,168)	(1,286,678)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	55,035,521	24,661,118

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For the Nine Months Ended 31 May 2012	For the Nine Months Ended 31 May 2011	For the Period from Inception (5 June 2003) to 31 May 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,013)	$(237,137)	$(1,253,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,240	2,371	22,116
Accretion expense and deferred financing costs	804	-	804
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	18,000	-	119,000
Write off deferred costs	-	-	120,000
Gain on disposal of subsidiary	(137,000)	-	(137,000)
Forgiveness of advances to subsidiary	137,000	-	137,000
Changes in operating assets and liabilities:
Prepaid and others	(3,752)	-	(9,592)
Accounts payable and accrued liabilities	5,319	(32,646)	24,137
CASH FLOWS USED IN OPERATING ACTIVITIES	(199,402)	(267,412)	(974,396)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(14,978)	-	(14,978)
Acquisition of equipment - net	(1,130)	-	(25,662)
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,108)	-	(40,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	112,500	10,000	112,500
Repayment of convertible notes payable	(3,939)	(110,000)	-
Advances to stockholder	-	(6,344)	-
Advances from (to) related party	(2,939)	-	(2,736)
Proceeds from common shares issuable	6,813	357,250	6,813
Issuance of common stock, net of commissions	51,065	204,138	939,160
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	163,500	455,044	1,055,737
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,050	(9,524)	(4,785)
NET (DECREASE)INCREASE IN CASH	(50,960)	178,108	35,916
CASH, BEGINNING OF PERIOD	86,876	84	-
CASH, END OF PERIOD	$35,916	$178,192	$35,916

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 MAY 2012
(Expressed in United States Dollars)
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Tucana Lithium Corp. (the “Company”), formerly named Oteegee Innovations Inc. and formerly named Pay By The Day Holdings Inc., was incorporated in August 2007 in the State of Nevada.The Company is primarily engaged in exploration for lithium deposits at the Abigail Lithium Property in the James Bay region of Quebec, Canada.

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

In May 2012, the Company entered into an asset purchase agreement to acquire a 100% interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. The two properties are covered by NTS sheets 32O13. The properties are made up of 37 map-designated cells totaling 1,961 hectares. In addition, pursuant to the asset purchase agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the selling group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the acquired properties. The amount of spending by the Company on the acquired properties is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the selling group a 3% net smelter royalty on any commercial producing mineral deposit from the acquired properties.  The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.

On 11 May 2012, the Company also entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”), and in exchange, Mr. Starkman agreed to assume all of the liabilities and obligations of PBTD.  Upon sale of PBTD, the Company recognized a gain of $137,000 which represented the balance of an outstanding loan between the two parties. The loan was simultaneously forgiven by the Company upon completion of the sale.

The Company operates Tucana Exploration as a wholly owned subsidiary. The Company operates under the web-site address www.tucanalithium.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended 31 May 2012 are not necessarily indicative of the results that may be expected for the year ending 31 August 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2011.

The accompanying consolidated financial statements of the Company include the accounts of Tucana Lithium Corp. and its wholly owned subsidiaries, Pay By The Day Company, Inc. (up to 11 May 2012 as discussed in note 1) and Tucana Exploration Inc. Inter-company balances and transactions have been eliminated upon consolidation.

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

On 16 May 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 16 May 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.025 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company has identified a beneficial conversion feature imbedded within this convertible debenture. Accordingly, the Company recognized $6,800 which is equal to the fair value of the imbedded beneficial conversion feature and was deducted from the proceeds of issuance and was attributed to additional paid-in capital. The beneficial conversion feature will be amortized over the term to maturity. Accretion expense of $283 was recognized for the three and nine months ending May 31, 2012 and is presented within interest expense on the consolidated statement of operations.

The Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures are being amortized over the term to maturity.

6.	MINERAL CLAIMS

The Company's main exploration focus is the Abigail Lithium Property located in the James Bay region of Quebec, Canada. As of 31 May 2012 the property consists of 220 map-designated cells totaling approximately 11,700 hectares.

The Abigail Lithium Property was initially acquired for a cost of $550,000 on December 2, 2010 and was made up of 222 map-designated cells covering 11,844 hectares and having claims which expired in May 2012. These claims are covered by NTS sheets 320/12 and 320/13. In addition, the Company is subject to a 3% net smelter returns royalty on any commercial production from mineral deposits on this property.

In December 2011, the Company acquired an additional 83 claims which are contiguous to the initial 222 claim units. The claims are 100% owned by the Company and registered in the name of Tucana Exploration. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of acquiring the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011.

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

In May 2012, the Company entered into an asset purchase agreement to acquire the Lac Kame and EM-1 Properties, which are located to the north of the Abigail Lithium Property in the James Bay region of Quebec, Canada. These properties are covered by NTS sheets 320/13 and are made up of 37 map-designated cells totaling 1,961 hectares. Shares issued in connection with the acquisition of the Lac Kame and EM-1 Properties are disclosed in note 8.

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

Consulting fees paid to Mr. Starkman for the nine months ended 31 May 2012 were $11,139 (nine months ended 31 May 2011 – Nil).

As disclosed in note 1, on 11 May 2012, Mr. Starkman acquired all the shares of common stock of Pay By The Day Company Inc. from the Company. In exchange for the shares, Mr. Starkman agreed to assume all of the outstanding liabilities of the former subsidiary. Upon sale of PBTD, the Company recognized a gain of $137,000 which represented the balance of an outstanding loan between the two parties. The loan was simultaneously forgiven by the Company upon completion of the sale.

8.	CAPITAL STOCK

In September 2011, the Company entered into a rental agreement for a period of two years commencing 1 September 2011. The Company paid $12,000 in cash and will deliver to the lessor shares of common stock worth $3,500 to fulfill rental payment for the entire term of lease. In April 2012, the Company issued 125,000 shares of common stock pursuant to the rental agreement at a price of $0.028 per share.

On 5 September 2011, the Company received $5,000 in exchange for 100,000 shares of common stock at $0.05 per share.  These shares were issued on 17 May 2012.

On 15 September 2011, the Company issued 360,000 shares of common stock at $0.05 per share for consulting services.  The services were valued based on the fair market value of the common stock on the date of issuance.

On 15 December 2011, the Company received $15,000 in exchange for 750,000 shares of common stock at $0.02 per share.  These shares were issued on 17 May 2012.

On 8 February 2012, the Company received $6,600 in exchange for 220,000 shares of common stock at $0.03 per share.  These shares were issued on 17 May 2012.

On 29 February 2012, the Company received $26,250 in exchange for 875,000 shares of common stock at $0.03 per share.  These shares were issued on 17 May 2012.

On 5 March 2012, the Company received $5,000 in exchange for 166,667 shares of common stock at $0.03 per share.  These shares will be issued in the next quarter.

On 13 April 2012, the Company received $9,000 in exchange for 300,000 shares of common stock at $0.03 per share.  These shares will be issued in the next quarter.

On 17 May 2012, the Company issued 2,000,000 shares of common stock in connection with its purchase of the Lac Kame and EM-1 Properties, as disclosed in note 6. The issuance of these shares was recorded at a price of $0.01 per share.

The Company paid $12,472 in commissions related to raising the above mentioned private placements, of which $5,285 has been deducted from additional paid-in capital and $7,187 has been deducted from shares to be issued.

9.	CONTINGENCIES

In accordance with the Abigail Purchase Agreement, the Company will also owe to the selling group of the Abigail Property the following contingent payments:

•	After spending a total amount of $2,500,000 on the property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

•	After spending a total amount of $5,000,000 on the property, a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

•	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

•	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the selling group.

In accordance with the Lac Kame and EM-1 Purchase Agreement, the Company will also owe to the selling group of the properties the following contingent payments:

•	After spending a total amount of $1,000,000 on the property, $50,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

•	After spending a total amount of $2,500,000 on the property, a further $100,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

•	After spending a total amount of $5,000,000 on the property, a further $150,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

If the Company reaches commercial production, it is also subject to a 3% net smelter returns royalty payable to the selling groups in the Abigail Purchase Agreement and the Lac Kame EM-1 Purchase Agreement.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended 31 May 2012 and 2011 and for the period from inception to 31 May 2012, there was no interest or taxes paid by the Company.

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

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

The Company believes the Property has good potential for both rare earths in pegmatites and for sulphide deposits in volcanics.  In addition, the airborne survey has found magnetic anamalies for kimberlite targets.   Several kimberlite targets were discovered in the immediate vicinity of the Property, from one to three kilometers to the north/west of the Property. On May 11, 2012, the Company entered into an Asset Purchase Agreement to acquire 37 mining claims relevant to these kimberlite targets.

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

In addition to the Abigail Property, the Company entered into an Asset Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of dill test targets identified by the aireborne electromagnetic (EM) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.

Plan of Operation for PBTD Segment

On May 11, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the sole director of the Company and President of the Subsidiary (“Starkman”), pursuant to which, Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day (the “Spin-out”). The Company has divested its interest and will no longer operate and own as a wholly owned subsidiary Pay By The Day Company Inc.

Results of Operations for the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011

For the period from inception through May 31, 2012, we had $387,810 in revenue. Cost of goods sold and operating expenses for the period from inception totaled $268,109 and $1,436,700, respectively, and our loss from operations was $1,316,999 and our net loss was $1,272,507.

Revenue for the nine months ended May 31, 2012 was $3,024 compared to $425 for the nine months ended May 31, 2011. The lack of revenue was due to the low number of applications generated from the Pay By The Day web site and the poor consumer credit leading to a low level of customer credit approvals. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.  To date, the Company has generated no income from its mining operations.

Operating expenses for the nine months ended May 31, 2012 were $240,491 compared to $234,688 for the nine months ended May 31, 2011. Operating expenses during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011 was primarily attributed to professional fees and management fees and exploration costs. Professional fees and management fees for the nine months ended May 31, 2012 were $203,754 and $222,462 for the nine months ended May 31, 2011. These fees paid in the nine months ended May 31, 2012 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional and management fees. The exploration costs for the nine months ended May 31, 2012 was $17,077 and nil for the nine months ended May 31, 2011, because the Company didn’t have any exploration activity during the nine months ended May 31, 2011.

Net loss was $239,896 for the nine months ended May 31 2012 and $237,137 for the nine months ended May 31, 2011. Professional fees relating to advisory services for the Company’s current operations and future planned corporate actions contributed to the net loss in the nine months ended May 31, 2012.  In addition, explorations costs in the nine months ended May 31 2012 contributed to the net loss.

During the quarter ending May 31, 2012 and 2011, we had no provision for income taxes due to the net operating losses incurred.

We currently have no known mineral reserves and have generated no revenue from our mining activities.

All of our sales since inception consist of computer and electronic products financed through our internal financing program or our third party finance service provider.  The profit is generated from the margins on the products sold.  We charge 0% interest on our internal financing and CreditPlus card, and we did not have any interest charges revenue.  Service fees revenue from our CreditPlus Card is nil.

We have experienced a dramatic decrease in sales from fiscal year August 31, 2005 to May 31, 2012.  Our slow growth and decrease in sales is attributed to the difficulty in effectively approving customer credit applications.  We have also been affected by the current credit market conditions and as a result approval rates have decreased due to the poor credit quality of customers applying for credit.

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

Liquidity and Capital Resources

As of May 31, 2012 we had a cash balance of $35,916 and a working capital deficit of $100,797.

The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign in accordance with the NI 43-101 and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.  In addition, the Company is seeking a dual listing on a Canadian exchange to further increase its access to capital funding.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $45,000.  Legal and accounting expenses of $35,000 represents the minimum funds needed to sustain operations.  The $35,000 will be financed through the Company’s cash on hand, additional financing, net sales and if needed, advances from our director, Jordan Starkman. Currently there is no firm loan commitment in place between the Company and Jordan Starkman.

We believe we can satisfy our cash requirements for the next twelve months with our cash balances and if needed an additional loan from our sole director, Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue and adequate financing. We cannot assure investors that adequate revenues will be generated from our mining properties. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our growth and exploration goals.

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

In the event we are not successful in reaching our initial revenue targets or operational goals, additional funds may be required, and we may not be able to proceed with our business plan for the development and exploration of our mining targets. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  We will need approximately $1,000,000 to aggressively pursue and implement our business plan’s exploration campaign.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective for the material weakness identified below as of May 31, 2012:

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

In September 2011, the Company entered into a rental agreement for a period of two years commencing September 1, 2011. The Company paid $12,000 in cash and will deliver to the lessor shares of common stock worth $3,500 to fulfill rental payment for the entire term of lease. In April 2012, the Company issued 125,000 shares of common stock pursuant to the rental agreement at a price of $.028 per share.

On 5 September 2011, the Company received $5,000 in exchange for 100,000 shares of common stock at $0.05 per share.  These shares were issued in May 17, 2012.

On 15 December 2011, the Company received $15,000 in exchange for 750,000 shares of common stock at $0.02 per share.  These shares were issued in May 17, 2012.

On 8 February 2012, the Company received $6,600 in exchange for 220,000 shares of common stock at $0.03 per share.  These shares were issued in May 17, 2012.

On 29 February 2012, the Company received $26,250 in exchange for 875,000 shares of common stock at $0.03 per share.  These shares were issued in May 17, 2012.

On March 5, 2012, the Company received $5000 in exchange for 166,667 shares of common stock at $0.03 per share.  These shares will be issued in the next quarter.

On April 13, 2012, the Company received $9000 in exchange for 300,000 shares of common stock at $0.03 per share.  These shares will be issued in the next quarter.

The above issued shares were offered and sold in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act.  Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and us.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

10.1 Assets Purchase Agreement, dated May 11, 2012, by and among the Company and the Seller Group, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with SEC on May 17, 2012.

10.2 Stock Purchase Agreement, dated May 11, 2012, by and among the Company, Pay By The Day Company Inc., and Jordan Starkman, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with SEC on May 17, 2012.

31.1 Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+ Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* Interactive Data File (Form 10-Q for the quarterly period ended May 31, 2012 furnished in XBRL).

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
 *Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	TUCANA LITHIUM CORP.

July 23, 2012	By:	/s/ Jordan Starkman
President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)