Form 10-K
period 2012-08-31
TUCANA LITHIUM CORP.
filed 2012-11-30
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of November 28, 2012, the registrant had 59,360,869 shares of common stock issued and outstanding.

Documents Incorporated by Reference:
None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Tucana Lithium” are to the combined business of Tucana Lithium Corp. and its consolidated subsidiary, Tucana Exploration Inc..

 In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1.    BUSINESS

General

Tucana Lithium is a U.S. based mineral exploration company currently focusing on the acquisition and development of mining properties throughout North America.

Tucana Lithium, formerly named Oteegee Innovations Inc. and formerly named Pay By The Day Holdings Inc., was incorporated in August 2007 in the State of Nevada.  On August 31, 2007 we entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary. PBTD commenced operations in July 2003 and at the time of the share exchange agreement the sole owner of PBTD was Jordan Starkman, the Company’s sole officer and director.

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

On December 2, 2010 the Company closed an Asset Purchase Agreement (the “Abigail purchase Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”). It is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling approx 11,844 hectares.   Pursuant to the Abigail purchase Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey.

Recent Development

On May 11, 2012, Tucana Lithium Corp., a Nevada corporation (the “Company”) entered into an Asset Purchase Agreement (the “Assets Purchase Agreement”) with a group of sellers with Alain Champagne as the representative (“the Selling Group”) to acquire from the Selling Group all of the interest in two mining properties known as the Lac Kame and EM-1 both located in the Nemaska area of James Bay, Quebec region of Canada (the “Acquired Mines”), and in exchange, the Company shall issue a total of 2,000,000 shares of the Company’s common stock (the “Shares”) and make a cash payment of $3,000 to the Selling Group(the “Assets Acquisition”). The amount of consideration paid for the Acquired Mines is less than 10% of the total assets of the Company as of the closing of the Assets Acquisition. In addition, pursuant to the Assets Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the Selling Group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the Acquired Mines. The amount of spending by the Company on the Acquired Mines is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the Selling Group a 3% net smelter royalty on any commercial producing mineral deposit from the Acquired Mines pursuant to the Assets Purchase Agreement. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.

On May 11, 2012, the Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the sole director of the Company and President of the Subsidiary (“Starkman”), pursuant to which, Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day.

The Company operates under the web-site address www.tucanalithium.com and www.tucanaexploration.com .

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

Operations of Tucana

The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 177 map-designated cells totaling approx 9,400 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1 total 966 hectares.  They are covered by NTS sheets 320/12 and 320/13.  The Abigail Property is situated in the north-eastern part of the Superior Province, which itself lies in the heart of the Canadian Shield. The Superior Province extends from Manitoba to Quebec, and is mainly made up of Archean rocks. The general metamorphism is at the greenschist facies, except in the vicinity of intrusive bodies, where it can go to the amphibolite-to-granulite facies.

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

Employees

As of August 31, 2012, we had one employee and two part-time consultants to the Company.

ITEM 1A.      RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in August 2007. With the exception of $11,191 in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended August 31, 2012 we have incurred a net loss of $260,343 and an accumulated deficit of $1,292,953. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

There is no assurance of an active public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

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

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive office location and mailing address is 3651 Lindell Rd. Suite #D155, Las Vegas, NV, 89103. Currently, this space is sufficient to meet our office and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space.  In addition, the Company has facilities in Toronto, Ontario sufficient to sustain our office in Canada at a cost of $2000 per month.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  Our common stock is quoted on the OTC QB under symbol TUCA.  Minimal trading has occurred through the date of this annual report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of the August 31, 2012, we had 45 stockholders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended August 31, 2012, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

From inception to August 31, 2012 we have incurred a net loss of $1,768,314 and an accumulated deficit of $1,768,314. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Plan of Operations for Tucana segment

The Company's main exploration target in 2012/2013 will be the Abigail Lithium Property (the “Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Property is lithium-bearing spodumene and the Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about 1 km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Property is easily accessible with year round roads, electrical power intersecting the Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

On June 13, 2011, the Company entered into a geological and management services agreement (the “Exploration Agreement”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Summer 2011 exploration program.  The exploration campaign was led by geologist Yves Caron. Mr. Caron is currently Vice-President Exploration for both Nemaska Exploration and Monarques Resources and has been a member of the Ordre des Gйologues du Quйbec since 200 1.  The Exploration Agreement term which was for a period of six months has expired and the Company is currently negotiating to renew the contract at a future date.

Nemaska provided exploration services to the Company subject to the schedule of fees below.

Position	Cost per day
Sr. consultant - QP services	$1000
Project manager – i.t. geologist	$600
Student geologist	$450
Geologist assistant	$350

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, falling below the budgeted schedule listed below.

On September 19, 2011 the Company obtained the airborne magnetic survey for the Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 32O12 and 32O13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II of the Company's exploration campaign. The Nemaska report in conjunction with the airborne survey has allowed the Company to prepare a plan and budget for Phase II of the exploration campaign on the Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

The already completed initial budget for the Phase I work program on the Property is described below:

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

On November 4, 2011, the Company received the NI 43-101 report (the “Report”) summarizing the analysis of the airborne survey and containing the details and results from the Nemaska exploration campaign in June 2011.  The reconnaissance geology program was carried out on the property by Nemaska Exploration Inc. on behalf of the Company. More than 2,000 GPS points were recorded and 39 samples were taken and analyzed. Samples were mainly taken from pegmatites, but also from granitoid, gabbro, basalts and diab ases.  Samples were taken where mineralization was seen or suspected, like pegmatite and rusted and/or silicified zones, and when sulphides were observed.  Samples were analyzed by ALS Minerals, located at 1322, rue Harricana, Val-d’Or (Quйbec).  Two grab samples returned slightly anomalous results. The first, numbered 18070, is from a pegmatite visually containing 1% Mo, which returned 292 ppm Mo and 466 ppm Rb. The second, numbered 18005, is from a pink pegmatite and returned 151.5 ppm Nb, 24 ppm Sm and 147.5 ppm Ta.

No drilling has been done by Tucana since it purchased the Property.  According to the NI 43-101 report, the magnetic/gradiometric airborne survey released in September 2011, observed at least three families of magnetic lineaments. The first is oriented at about 070 ° , and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040 ° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. The majority of the claims are located in the Lac des Montagnes volcano-sedimentary formation, and its immediate surrounding area. This is the most fertile ground in the area, and resembles the Abitibi greenstone volcano-sedimentary formations. The Company believes it has kept the most promising portion of the Abigail property based upon the geology reports. The property now consists of 220 map-designated cells totaling approximately 11,400 hectares within and adjacent to Nemaska Lithium's Whabouchi discovery.

In March 2012, the Company also retained the services of Gestion SDM Inc. to represent the Company and manage all of the Company's mineral claims with the Department of Natural Resources in Quebec .

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

In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (EM) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.

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

Results of Operations for the years ended August 31, 2012 and 2011

Continuing operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through August 31, 2012, our operating expenses and loss from continuing operation were $1,168,333, and our net loss from continued operations was $1,632,003.

Operating expenses from continuing operation for the year ended August 31, 2012 was $256,471 compared to $483,813 for the year ended August 31, 2011. The decrease in operating expenses during the year ended August 31, 2012 compared to the year ended August 31, 2011 is primarily attributed to a decrease in exploration costs and in professional fees related to the acquisition of the Property.  Professional fees and management fees for the year ended August 31, 2012 were $211,817 and $375,022 for the year ended August 31, 2011. The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition. In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional and management fees. The exploration costs for the year ended August 31, 2012 was $22,656 and 93,067 for the year ended August 31, 2011. The decrease in exploration costs was due to the lack of financing required to complete Phase I of the exploration campaign.

Loss from continuing operations was $256,471 for year ended August 31, 2012 and $483,813 for year ended August 31, 2011.

Net loss was $731,962 for year ended August 31, 2012 and $483,813 for year ended August 31, 2011. The Company dropped 85 mineral property claims due to the lack of financing to complete the required exploration campaign, and resulted $451,870 of impairment of mineral property claims, which was the sole contributing factor for the increased loss during the period. Professional fees relating to advisory services for the Company’s current operations and future planned corporate actions contributed to the net loss for the year ended August 31, 2012.  In addition, explorations costs for the year ended August 31 2012 contributed to the net loss.

During the years ending August 31, 2012 and 2011, we had no provision for income taxes due to the net operating losses incurred.

Discontinued operations

For the period from inception through August 31, 2012, we had $387,810 in revenue and $268,109 in cost of goods sold. Since all sales are from PBTD segment, both revenue and cost of goods are presented within discontinued operation on the consolidated statement of operations. Operating expenses from discontinued operations for the period from inception through August 31, 2012 totaled $256,012, and our loss from discontinued operation was $136,311.

Revenue for the fiscal year ended August 31, 2012 was $3,024 compared to $425 for fiscal year end August 31, 2011. The revenue was generated from the sale of computer and consumer electronics financed through PBTD.

Liquidity and Capital Resources

As of August 31, 2012 we had a cash balance of $11,191 and a working capital deficiency of $121,549.

The Company raised approximately $54,378, net of commissions, from the issuance of shares of common stock of the Company during the year ended August 31, 2012. The proceeds were used to fund operating activities of $223,353. Our current cash will be used to fund the Company’s operations and costs associated with the Property, and any additional claims acquired as discussed above in our Plan of Operations.

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

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $45,000.  Legal and accounting expenses of $35,000 represents the minimum funds needed to sustain operations.  The $35,000 will be financed through the Company’s cash on hand, additional financing, and if needed, advances from our director, Jordan Starkman. Currently there is no firm loan commitment in place between the Company and Jordan Starkman.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2012 AND 2011

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

We have audited the accompanying consolidated balance sheets of Tucana Lithium Corp. and subsidiary (an Exploration Stage Company) as of 31 August 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended 31 August 2012 and 2011 and for period from the date of inception (5 June 2003) to 31 August 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucana Lithium Corp. and subsidiaries (an Exploration Stage Company) as of 31 August 2012 and 2011, and the results of its operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended 31 August 2012 and 20011 and for period from the date of inception (5 June 2003) to 31 August 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has significant operating losses, is in the exploration stage with no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
29 November 2012

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	31 August 2012	31 August 2011
ASSETS
Current Assets
Cash	$11,191	$86,876
Prepaid and sundry	11,129	5,840
Total Current Assets	22,320	92,716
Long Term Assets
Mineral property claims	133,108	550,000
Equipment	958	1,161
Total Long Term Assets	134,066	551,161
Total Assets	$156,386	$643,877

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,539	$18,818
Convertible notes payable	111,330	3,939
Advances from a related party	-	203
Total Liabilities	143,869	22,960

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 59,360,869 (31 August 2011 - 54,464,200)	59,361	54,464
Additional paid-in capital	1,731,010	1,633,229
Accumulated other comprehensive loss	(9,540)	(34,166)
Deficit accumulated during the development stage	(1,768,314)	(1,032,610)
Total Stockholders' Equity	12,517	620,917
Total Liabilities and Stockholders' Equity	$156,386	$643,877

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED 31 AUGUST 2012 AND 2011 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2012
(Expressed in United States Dollars)

	For the Year Ended 31 August 2012	For the Year Ended 31 August 2011	For the Period from Inception (5 June 2003) to 31 August 2012
EXPENSES
Professional fees	211,817	375,022	998,329
Exploration	22,656	93,067	115,723
Advertising and promotion	1,788	7,393	9,181
Telecommunications	2,184	2,128	10,633
Rent and occupancy costs	7,728	3,000	10,860
Office and general	4,470	1,229	13,218
Interest and bank charges	5,708	1,974	10,269
Depreciation	120	-	120
TOTAL OPERATING EXPENSES	256,471	483,813	1,168,333
LOSS FROM OPERATIONS	(256,471)	(483,813)	(1,168,333)
Interest income	-	-	11,821
Impairment of mineral property claims	(451,870)	-	(451,870)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(731,962)	(483,813)	(1,632,003)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(731,962)	(483,813)	(1,632,003)
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(3,742)	(14,581)	(136,311)
NET LOSS	$(735,704)	$(498,394)	$(1,768,314)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	896	(4,388)
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	23,621	(23,621)
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(707,445)	$(511,822)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	109	(1,142)
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	(3,633)	(15,723)
TOTAL COMPREHENSIVE LOSS	(711,078)	(527,545)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.01)	(0.02)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED	-	-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	56,983,073	31,402,603

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2012
(Expressed in United States Dollars)

	Common Stock		Additional Paid	Common Stock	Accumulated Other Comprehensive	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	In Capital	Issuable	Loss	Stage	Deficit
Opening Balance
Issuance of common stock at inception	2,000,000	$2,000	$(1,800)				$200
Foreign currency translation					(109)		(109)
Net loss						(1,257)	(1,257)
Balance, 31 August 2003	2,000,000	2,000	(1,800)		(109)	(1,257)	(1,166)
Foreign currency translation					(505)		(505)
Net loss						(5,825)	(5,825)
Balance, 31 August 2004	2,000,000	2,000	(1,800)		(614)	(7,082)	(7,496)
Foreign currency translation					(504)		(504)
Net loss						(5,810)	(5,810)
Balance, 31 August 2005	2,000,000	2,000	(1,800)		(1,118)	(12,892)	(13,810)
Foreign currency translation					8,200		8,200
Net loss						(18,388)	(18,388)
Balance, 31 August 2006	2,000,000	2,000	(1,800)		7,082	(31,280)	(23,998)
Issuance of common stock for cash	500,000	500	(450)				50
Unrealized loss on available-for-sale securities, net of taxes					(2,815)		(2,815)
Foreign currency translation					(12,682)		(12,682)
Net loss						(16,945)	(16,945)
Balance, 31 August 2007	2,500,000	$2,500	$(2,250)		$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	3,590,000	3,590	32,310				35,900
Issuance of common stock for services	100,000	100	900				1,000
Unrealized loss on available-for-sale securities, net of taxes					(1,994)		(1,994)
Foreign currency translation					3,926		3,926
Net loss						(94,389)	(94,389)
Balance, 31 August 2008	6,190,000	$6,190	$30,960		$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	1,000,000	1,000	49,000				50,000
Foreign currency translation					(973)		(973)
Net loss						(124,214)	(124,214)
Balance, 31 August 2009	7,190,000	$7,190	$79,960		$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	6,000,000	6,000	114,000				120,000
Issuance of common stock for cash	2,000,000	2,000	73,000				75,000
Issuance of common stock for accounts payable	200,000	200	9,800				10,000
Issuance of common stock for consulting services				50,000			50,000
Foreign currency translation					2,442		2,442
Forgiveness of advances from related party			120,000				120,000
Net loss						(267,389)	(267,389)
Balance, 31 August 2010	15,390,000	$15,390	$396,760	$50,000	$(5,014)	$(534,217)	$(77,081)
Issuance of common stock for mineral claims	20,000,000	20,000	380,000				400,000
Issuance of common stock for cash, net of commissions	16,474,200	16,474	794,079				810,553
Issuance of common stock for accounts payable	2,000,000	2,000	48,000	(50,000)			-
Issuance of common stock for debt conversion	600,000	600	14,390				14,990
Unrealized loss on convertible notes receivable					(23,621)		(23,621)
Foreign currency translation					(5,530)		(5,530)
Net loss						(498,394)	(498,394)
Balance, 31 August 2011	54,464,200	$54,464	$1,633,229	$-	$(34,166)	$(1,032,610)	$620,917
Issuance of common stock for rent	125,000	125	3,375	-	-	-	3,500
Issuance of common stock for cash, net of commissions	2,411,669	2,412	51,966	-	-	-	54,378
Issuance of common stock for consulting services	360,000	360	17,640	-	-	-	18,000
Issuance of common stock for purchase of properties	2,000,000	2,000	18,000	-	-	-	20,000
Convertible debentures equity portion			6,800				6,800
Realized loss on convertible notes receivable					23,621		23,621
Foreign currency translation					1,005		1,005
Net loss						(735,704)	(735,704)
Balance, 31 August 2012	59,360,869	$59,361	$1,731,010	$-	$(9,540)	$(1,768,314)	$12,517

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 31 AUGUST 2012 AND 2011 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2012
(Expressed in United States Dollars)

	For the Year Ended 31 August 2012	For the Year Ended 31 August 2011	For the Period from Inception (5 June 2003) to 31 August 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(735,704)	$(498,394)	$(1,768,314)
Less: Loss from discontinued operations, net of tax expense	3,742	14,581	136,311
Loss from continuing operations	(731,962)	(483,813)	(1,632,003)
Items not affecting cash
Depreciation	120	-	120
Accretion expense on convertible note payable	5,630	-	5,630
Impairment of mineral property claims	451,870	-	451,870
Impairment of convertible note receivable	23,621	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	18,000	-	119,000
Issuance of common stock for rental	3,500	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	(5,289)	-	(11,129)
Change in accounts payable and accrued liabilities	13,721	(59,170)	32,539
Net cash used in operating activities from continuing operations	(220,789)	(542,983)	(884,090)
Net cash used in operating activities from discontinued operations	(2,564)	(11,344)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(223,353)	(554,327)	(998,347)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(14,978)	-	(14,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment	(1,130)	(918)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,108)	(918)	(40,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	112,500	10,000	141,040
Repayment of convertible notes payable	(3,550)	(160,000)	(163,550)
Advances (to) from a stockholder	-	(6,668)	-
Advances (to) from a related party		(4,797)	125,000
Repayment of advance from a related party	(203)	-	-
Issuance of common stock, net of commissions	54,378	810,553	975,881
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	163,125	649,088	1,056,393
EFFECT OF EXCHANGE RATE CHANGES ON CASH	651	(7,051)	(6,215)
NET INCREASE IN CASH	(75,685)	86,792	11,191
CASH, BEGINNING OF YEAR	86,876	84	-
CASH, END OF YEAR	$11,191	$86,876	$11,191

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
FOR THE YEARS ENDED 31 AUGUST 2012 AND 2011 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 31 AUGUST 2012
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Tucana Lithium Corp., formerly named Oteegee Innovations Inc. and formerly named Pay By The Day Holdings Inc., (the “Company”) was incorporated in August 2007 in the State of Nevada.  On 31 August  2007 we entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary. The Company is primarily engaged in exploration for lithium deposits at the Abigail Lithium Property in the James Bay region of Quebec, Canada.

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

On 2 December 2010 the Company closed an Asset Purchase Agreement (the “Abigail Purchase Agreement”) with Alain Champagne and other parties (the “Selling Group”) to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”) for a total cost of $550,000. The Property is covered by NTS sheets 320/12 and 320/13.  The Property is made up of 222 map-designated cells totaling 11,844 hectares.   The claims expire between January 2011 and May 2012.

Pursuant to the Abigail Purchase Agreement, on 7 December 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Abigail Purchase Agreement and $150,000 payable 180 days from the closing of the Abigail Purchase Agreement.  The Company has also agreed to pay the Selling Group a 3% royalty on any commercial producing mineral deposit. In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than 16 May 2011.  The Company announced on 27 June 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal.  In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey.

In May 2012, the Company entered into an asset purchase agreement (“Lac Kame and EM-1 Purchase Agreement”) to acquire a 100% interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. The two properties are covered by NTS sheets 32O13. The properties are made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal.  In addition, pursuant to the Lac Kame and EM-1 Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the selling group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the acquired properties. The amount of spending by the Company on the acquired properties is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the selling group a 3% net smelter royalty on any commercial producing mineral deposit from the acquired properties.  The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.

On 11 May 2012, the Company also entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”).  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

The Company operates Tucana Exploration as a wholly owned subsidiary. The Company operates under the web-site address www.tucanalithium.com and www.tucanaexploration.com .

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include the accounts of Tucana Lithium Corp. and its wholly owned subsidiary, Tucana Exploration Inc. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Exploration Stage Company

The Company is an exploration stage company.  The Company is still devoting substantially all of its efforts on establishing the business.  All losses accumulated, since inception, have been considered as part of the Company’s exploration stage activities.

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Carrying Value of Mineral Property Interests

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

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

There were no dilutive financial instruments for the year ended 31 August 2012 and 2011 or for the period from inception (5 June 2003) to 31 August 2012.

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

5.	DISCONTINUED OPERATIONS

On 11 May 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary PBTD.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

The operating results and cash flows of PBTD are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified the results from the discontinued operations in the comparative periods presented.

The following table summarizes the operating results of the discontinued operation for the period indicated:

	For the Year Ended 31 August 2012	For the Year Ended 31 August 2011	For the Period from Inception (5 June 2003) to 31 August 2012
Revenue	$3,024	$425	$387,810
Cost of goods sold	2,175	-	268,109
Gross profit	$849	$425	$119,701
Operating expenses	4,591	15,006	256,012
Loss from discontinued operations before tax	(3,742)	(14,581)	(136,311)
Income taxes	-	-	-
Loss from discontinued operations after income tax expenses	(3,742)	(14,581)	(136,311)

6.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2011	Net 2010
Furniture and equipment	$3,711	$(2,931)	$780	$1,272
Computer	16,025	(15,644)	381	1,941
	$19,736	$(18,575)	$1,161	$3,213

7.	MINERAL CLAIMS

The Company's main exploration focus is the Abigail Lithium Property located in the James Bay region of Quebec, Canada. As of 31 August 2012 the property consists of 177 map-designated cells totaling approximately 9,400 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1 total 966 hectares.

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

In December 2011, the Company acquired an additional 83 claims which are contiguous to the initial 222 claim units. The claims are 100% owned by the Company and registered in the name of Tucana Exploration. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of acquiring the claims was $8,215. The claims will expire in November 2013. The Company secured the additional claims based upon the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011.

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011.  These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. Due to these circumstances, the Company evaluated the recoverability of the mineral claims and recognized an impairment loss of $451,870 on the mineral property claims for the year ended 31 August 2012 (2011 – Nil).

In May 2012, the Company closed the Lac Kame and EM-1 purchase agreement to acquire the Lac Kame and EM-1 Properties, which are located to the north of the Abigail Lithium Property in the James Bay region of Quebec, Canada. These properties are covered by NTS sheets 320/13 and are made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in June 2014.  The Company issued 2,000,000 shares in connection with the acquisition of the Lac Kame and EM-1 Properties are disclosed in note 8.

8.	ADVANCES FROM STOCKHOLDER

The advances from stockholder were from the sole director and shareholder, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments. The advances from stockholder have been fully paid back in the year ended 31 August 2012.

9.	CONVERTIBLE NOTES PAYABLE

In August 2010 the Company issued a one-year convertible note payable in the amount of $3,550.  The convertible note payable matures in twelve months, is unsecured, bears interest at 5% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 11 August 2011, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount into fully paid and non-assessable shares of common stock at a conversion price of $0.10  per common share.  On 15 December 2011 the note payable was fully paid off in cash.

On 16 May 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 16 May 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.025 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company has identified a beneficial conversion feature imbedded within this convertible debenture. Accordingly, the Company recognized $6,800 which is equal to the fair value of the imbedded beneficial conversion feature and was deducted from the proceeds of issuance and was attributed to additional paid-in capital. The beneficial conversion feature will be amortized over the term to maturity. Accretion expense of $1,983 was recognized for the year ended 31 August 2012 (2011 – Nil) and is presented within interest expense on the consolidated statement of operations.

The Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures are being amortized over the term to maturity. Accretion expense of $3,646 was recognized for the year ended 31 August 2012 (2011 – Nil) and is presented within professional fees on the consolidated statement of operations.

10.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances to a related company controlled by Jordan Starkman, the sole director of the Company are non-interest bearing, unsecured and due on demand.

Consulting fees paid to Mr. Starkman for the year ended 31 August 2012 were $41,289 (2011 – Nil).

As disclosed in note 1, on 11 May 2012, Mr. Starkman acquired all the shares of common stock of Pay By The Day Company Inc. from the Company.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

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

On 5 March 2012, the Company received $5,000 in exchange for 166,667 shares of common stock at $0.03 per share.  These shares were issued in August 2012.

On 13 April 2012, the Company received $9,000 in exchange for 300,000 shares of common stock at $0.03 per share.  These shares were issued in August 2012.

On 17 May 2012, the Company issued 2,000,000 shares of common stock in connection with its purchase of the Lac Kame and EM-1 Properties, as disclosed in note 6. The issuance of these shares was recorded at a price of $0.01 per share.

The Company paid $12,472 in commissions related to raising the above mentioned private placements and has accordingly been deducted from additional paid-in capital.

12.	CONTINGENCIES

In accordance with the Abigail Purchase Agreement, the Company will also owe to the selling group of the Abigail Property the following contingent payments:

●	After spending a total amount of $2,500,000 on the property, $250,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $5,000,000 on the property, a further $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a feasibility study is put in place an additional $250,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a bankable feasibility is put in place a further $500,000 and 2,000,000 shares of the Company’s common stock shall be delivered to the selling group.

In accordance with the Lac Kame and EM-1 Purchase Agreement, the Company will also owe to the selling group of the properties the following contingent payments:

●	After spending a total amount of $1,000,000 on the property, $50,000 and an additional 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $2,500,000 on the property, a further $100,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $5,000,000 on the property, a further $150,000 and 1,000,000 shares of the Company’s common stock shall be delivered to the selling group.

If the Company reaches commercial production, it is also subject to a 3% net smelter returns royalty payable to the selling groups in the Abigail Purchase Agreement and the Lac Kame EM-1 Purchase Agreement.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended 31 August 2012 and 2011 and for the period from inception to 31 August 2012, there were no interest or taxes paid by the Company.

In December 2010, pursuant to the Abigail Purchase Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Property. On 1 March 2011, the Company issued an additional 5,000,000 shares of common stock at a price of $0.02 per share reflecting payment of $100,000 towards the Property.

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

Fair Values

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, convertible notes payable, and advances from related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2012 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of the Company. This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Jordan Starkman	42	President, Secretary & Director

JORDAN STARKMAN, 42, President.

Mr. Starkman brings over twenty years experience in sales, financial consulting, and investor and client relations to Tucana Lithium. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman has been the President of Pacific Green Technologies (formerly E Cash) since October 2008 and Health Advance Inc. since April 2010, both of which are quoted on the OTCQB.  Pay By The Day Company Inc. was owned by Tucana Lithium (formerly Pay By The Day Holdings) until May 2012.  Mr. Starkman spends the majority of his time overseeing the operations of Tucana Lithium, a junior mining/exploration company, and Health Advance, an online medical supply company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

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

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended August 31, 2012 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman President, Secretary &	2012	$41,289	0	0	0	0	0	0	$41,289
Director	2011	$0	0	0	0	0	0	0	$0
		$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 59,360,869 shares of common stock issued and outstanding as of November 28, 2012.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Secretary and Director	2,065,980	3.48%
3651 Lindell Rd #D155 Las Vegas, NV 89103

All directors and executive officers as a group (1 persons)	2,065,980	3.48%

5% Security Holder
Alain Champagne 4584 St Denis #303 Montreal, QC H2J 2L3	7,000,000	11.79%

Therese Proulx 90 Rue Cloutier Vald’Or, QC J9P 4K9	3,000,000	5.05%

Richard Robillard 5346 Des Ormeaux St Montreal, QC H1K2X1	3,000,000	5.05%

Scott Rupert 142 Galland Cres Edmonton, AB	3,000,000	5.05%

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances from a related party were from a company controlled by Jordan Starkman, the sole director of the Company, are non-interest bearing, unsecured and due on demand.

Consulting fees paid to Mr. Starkman for the year ended 31 August 2012 were $41,289.

On May 11, 2012, Mr. Starkman acquired all the shares of common stock of Pay By The Day Company Inc. from the Company.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2012, we were billed approximately $26,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2012.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Assets Purchase Agreement, dated May 11, 2012, by and among the Company and the Seller Group, incorporated by reference to Exhibit 10.1to Current Report on Form 8-K filed on May 17, 2012
10.2
Stock Purchase Agreement, dated May 11, 2012, by and among the Company, Pay By The Day Company Inc., and Jordan Starkman, incorporated by reference to Exhibit 10.1to Current Report on Form 8-K filed on May 17, 2012

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tucana Lithium Corp.

By:	/s/ Jordan Starkman
Jordan Starkman
President and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date: November 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	November 30, 2012
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)