Form 10-Q
period 2012-11-30
TUCANA LITHIUM CORP.
filed 2013-01-18
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 18, 2013, the registrant had 66,435,908 shares of common stock issued and outstanding.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

FORM 10-Q

November 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	8

SIGNATURE

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

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

 In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TUCANA LITHIUM CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2012 (UNAUDITED) AND AS OF AUGUST 31, 2012 (AUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED).

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2012(UNAUDITED).

PAGE	F-5 – F-9	NOTES TO FINANCIAL STATEMENTS.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	30 November 2012	31 August 2012
ASSETS
Current Assets
Cash	$1,406	$11,191
Prepaid and sundry	20,597	11,129
Total Current Assets	22,003	22,320
Long Term Assets
Mineral property claims	133,108	133,108
Equipment	903	958
Total Long Term Assets	134,011	134,066
Total Assets	$156,014	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$35,339	$32,539
Convertible notes payable	116,155	111,330
Advances from a related party	-	-
Total Liabilities	151,494	143,869

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 59,360,869 (31 August 2012 - 59,360,869)	59,361	59,361
Shares to be issued	42,284	-
Additional paid-in capital	1,731,010	1,731,010
Accumulated other comprehensive loss	(9,527)	(9,540)
Deficit accumulated during the development stage	(1,818,608)	(1,768,314)
Total Stockholders' Equity	4,520	12,517
Total Liabilities and Stockholders' Equity	$156,014	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For The Three Months Ended 30 November 2012	For The Three Months Ended 30 November 2011	For The Period From Inception (5 June 2003) to 30 November 2012
EXPENSES
Professional fees	40,628	48,355	1,038,957
Exploration (recovery)	(3,783)	2,466	115,723
Advertising and promotion	1,256	2,024	10,437
Telecommunications	1,281	1,203	11,914
Rent and occupancy costs	1,913	1,938	12,773
Office and general	2,502	126	15,720
Interest and bank charges	6,442	306	16,711
Depreciation	55	-	175
TOTAL OPERATING EXPENSES	50,294	56,418	1,222,410
LOSS FROM OPERATIONS	(50,294)	(56,418)	(1,222,410)
Interest and other income		(126)	15,604
Impairment of mineral property claims	-	-	(451,870)
Impairment of convertible note receivable	-	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(50,294)	(56,544)	(1,682,297)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(50,294)	(56,544)	(1,682,297)
LOSS FROM DISCONTINED OPERATIONS, NET OF TAX	-	(3,645)	(136,311)
NET LOSS	$(50,294)	$(60,189)	$(1,818,608)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	13	1,244
TOTAL COMPREHENSIVE LOSS	$(50,281)	$(58,945)
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	56,983,073	54,764,861

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For The Three Months Ended 30 November 2012	For The Three Months Ended 30 November 2011	For The Period From Inception (5 June 2003) to 30 November 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,294)	$(60,189)	$(1,818,608)
Less: Loss from discontinued operations, net of tax expense	-	3,645	136,311
Loss from continuing operations	(50,294)	(56,544)	(1,682,297)
Items not affecting cash
Depreciation	55	-	175
Accretion expense on convertible notes payable	4,825	-	10,455
Impairment of mineral property claims	-	-	451,870
Impairment of convertible note receivable	-	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance/to be issued of common stock for services	-	18,000	119,000
Issuance of common stock for rental	-	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	(9,468)	(18,750)	(20,597)
Change in accounts payable and accrued liabilities	2,800	(2,578)	35,339
Net cash used in operating activities from continuing operations	(52,082)	(59,872)	(936,172)
Net cash used in operating activities from discontinued operations	-	(2,524)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(52,082)	(62,396)	(1,050,429)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	-	(8,215)	(14,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(8,215)	(40,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	-	141,040
Repayment of convertible notes payable	-	-	(163,550)
Advances (to) from a related party		(165)	125,000
Issuance of common stock, net of commissions	42,284	5,000	1,018,165
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,284	4,835	1,098,677
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	896	(6,202)
NET (DECREASE) INCREASE IN CASH	(9,785)	(64,880)	1,406
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$1,406	$21,996	$1,406

The accompanying notes are an integral part of these consolidated financial statements.

TUCANA LITHIUM CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 30 NOVEMBER 2012
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

On 31 August 2007 the Company entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD”), whereby PBTD became a wholly owned subsidiary of the Company. On 11 May 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”).  Upon sale of PBTD, no gain or loss was recognized since PBTD is dormant with limited transactions.

On 22 February 2011, the Company incorporated a company in the State of Wyoming named Tucana Exploration Inc. (“Tucana”).  Tucana is a wholly owned subsidiary of the Company.

The Company is primarily engaged in exploration for lithium deposits at the Abigail Lithium Property in the James Bay region of Quebec, Canada.

The Company operates under the web-site address www.tucanalithium.com and www.tucanaexploration.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended 30 November 2012 are not necessarily indicative of the results that may be expected for the year ending 31 August 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2012.

The accompanying consolidated financial statements of the Company include the accounts of Tucana Lithium Corp. and its wholly owned subsidiary, Tucana. Inter-company balances and transactions have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

The Company recently adopted an accounting standard update regarding how entities test goodwill for impairment. This accounting standard update is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update impacts testing steps only and therefore the adoption did not have an effect on the Company’s consolidated financial statements.

In July 2012, an accounting standard update was issued regarding the testing of indefinite-lived intangible assets for impairment. This update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment by providing entities with an option to perform a qualitative assessment to determine is not expected to have an effect on the Company’s consolidated financial statements.

5.	DISCONTINUED OPERATIONS

On 11 May 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary PBTD.  Upon sale of PBTD, no gain or loss was recognized since PBTD had limited transactions.

The operating results and cash flows of PBTD are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified the results from the discontinued operations in the comparative periods presented.

6.	CONVERTIBLE NOTES PAYABLE

On 16 May 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 16 May 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.025 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company has identified a beneficial conversion feature imbedded within this convertible debenture. Accordingly, the Company recognized $6,800 which is equal to the fair value of the imbedded beneficial conversion feature and was deducted from the proceeds of issuance and was attributed to additional paid-in capital. The beneficial conversion feature will be amortized over the term to maturity. Accretion expense of $1,700 was recognized for the three months ended 30 November 2012 (three months ended 30 November 2011 – Nil) and is presented within interest expense on the consolidated statement of operations.

The Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures and are being amortized over the term to maturity. Accretion expense of $3,125 was recognized for the three months ended 30 November 2012 (2011 – Nil) and is presented within professional fees on the consolidated statement of operations.

7.	MINERAL CLAIMS

The Company's main exploration focus is the Abigail Lithium Property located in the James Bay region of Quebec, Canada. As of 30 November 2012 the property consists of 177 map-designated cells totaling approximately 9,400 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1 total 966 hectares.

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

In December 2011, the Company acquired an additional 83 claims which are contiguous to the initial 222 claim units. The claims are registered under the name of the Company’s wholly owned subsidiary, Tucana. The claims are made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of acquiring the claims was $8,215. The claims will expire in November 2013 and exploration work of $100,000 will be required upon renewal. The Company secured the additional claims based upon the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011.

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011.  The cost of renewing the claims was $3,763. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. Due to these circumstances, the Company evaluated the recoverability of the mineral claims and recognized an impairment loss of $451,870 on the mineral property claims for the year ended 31 August 2012.

In May 2012, the Company entered into an asset purchase agreement (“Lac Kame and EM-1 Purchase Agreement”) to acquire a 100% interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. The two properties are covered by NTS sheets 32O13. The properties are made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal.  In addition, pursuant to the Lac Kame and EM-1 Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the selling group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the acquired properties. The amount of spending by the Company on the acquired properties is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the selling group a 3% net smelter royalty on any commercial producing mineral deposit from the acquired properties.  The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011. The Company paid $3,000 in cash and issued 2,000,000 shares of common stock at a price of $0.01 per share in connection with the acquisition of the Lac Kame and EM-1 properties.

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

Consulting fees paid to Mr. Starkman for the three months ended 30 November 2012 were $7,500 (three months ended 30 November 2011 – Nil).

As disclosed in note 1, on 11 May 2012, Mr. Starkman acquired all the shares of common stock of Pay By The Day Company Inc. from the Company.  Upon sale of PBTD, no gain or loss was recognized since PBTD had limited transactions.

9.	CAPITAL STOCK

On 20 September 2012, the Company agreed to issue 1,944,080 shares of common stock at $0.025 per share in exchange for cash of $48,602.  These shares will be issued in the next quarter.  The Company paid $4,860 in commissions and $1,458 in legal expenses related to raising the above mentioned private placements and has accordingly been deducted from Shares to be issued as presented on the consolidated balance sheet.

10.	CONTINGENCIES

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

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 30 November 2012 and 2011 and for the period from inception to 30 November 2012, there was no interest or taxes paid by the Company.

12.	SUBSEQUENT EVENT

On 9 January 2013, the $125,000 convertible note payable, as discussed in note 6, including accrued interest of $3,274 were converted into 5,130,959 shares of common stock at price of $0.025 per share.

On 9 January 2013, the Company issued 1,944,080 shares of common stock at $0.025 per share for the cash payment of $48,602.

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

Plan of Operation

Abigail Lithium Property

The Company's main exploration target in 2013 is expected to be the Abigail Lithium Property (the “Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Property is lithium-bearing spodumene and the Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Property is easily accessible with year round roads, electrical power intersecting the Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

Nemaska's Whabouchi deposit continues to confirm high-grade channel samples illustrating the width of the main mineralized zone. Furthermore, Nemaska has recently announced it is partnering with Chengdu Tianqi. Tianqi isthe largest lithium battery material provider in China that uses spodumene concentrate as its raw material to produce lithium carbonate and has extensive expertise in lithium products. This relationship validates Nemaska's deposit and signals the strong potential for their lithium assets in the James Bay region.

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

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska Exploration. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, following the budgeted schedule listed below.

On September 19, 2011 the Company obtained the airborne magnetic survey for the Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 32O12 and 32O13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II (discussed in details below) of the Company's exploration campaign. The Nemaska report in conjunction with the airborne survey has allowed the Company to prepare a plan and budget for Phase II of the exploration campaign on the Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

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

No drilling has been done by Tucana since it purchased the Property.  According to the NI 43-101 report, the magnetic/gradiometric airborne survey released in September 2011, observed at least three families of magnetic lineaments. The first is oriented at about 070 °, and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040 ° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

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

Lac Kame and EM-1Properties

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

Spin-Out PBTD Segment

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

Recent Development

Since July 2012, the Company has engaged in discussions with the relevant parties to acquire three gold properties located in Nevada, United States. As of this report, no definitive agreement has been signed and there is no guarantee in any aspect that this potential acquisition will be completed.

Results of Operations for the three months ended November 30, 2012 compared to the three months ended November 30, 2011

Continuing operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through November 30, 2012, our operating expenses and loss from continuing operation were $1,222,410, and our net loss from continued operations was $1,818,608.

Operating expenses for the three months ended November 30, 2012 were $50,294 compared to $56,418 for the three months ended November 30, 2011. Operating expenses during the three months ended November 30, 2012 compared to the three months ended November 30, 2011 was primarily attributed to professional fees and management fees. Professional fees and management fees for the three months ended November 30, 2012 were $40,628 and $48,355 for the three months ended November 30, 2011. These fees paid in the three months ended November 30, 2012 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional and management fees. The exploration costs for the three months ended November 30, 2012 was nil and $2,466 for the three months ended November 30, 2011.  The Company didn’t have any exploration activity during the three months ended November 30, 2012.  The decrease in exploration costs was due to the lack of financing required to complete Phase I of the exploration campaign.

Net loss was $50,294 for the three months ended November 30, 2012 and $60,189 for the three months ended November 30, 2011. Professional fees relating to advisory services for the Company’s current operations and future planned corporate actions contributed to the net loss in the three months ended November 30, 2012.

During the quarter ending November 30, 2012 and 2011, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of November 30, 2012 we had a cash balance of $1,406 and a working capital deficit of $129,491.

The Company raised approximately $42,284, net of commissions, from the issuance of shares of common stock of the Company during the three months ended November 30, 2012. The proceeds were used to fund operating activities of $50,294. Our current cash will be used to fund the Company’s operations and costs associated with the Property, and any additional claims acquired as discussed above in our Plan of Operations.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2012, due to the material weaknesses identified below.

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

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.	Risk Factor

Not required for Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On 9 January 2013, the Company issued 5,130,959 shares of its common stock to a holder of a convertible note upon conversion of the principal amount of $125,000 and accrued interest of $3,274, at price of $0.025 per share.

On 9 January 2013, the Company issued 1,944,080 shares of its common stock to an investor for cash at $0.025 per share.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended November 30, 2012 furnished in XBRL).

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

Date: January 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	January 18, 2013
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)