Form 10-Q
period 2013-02-28
RIMROCK GOLD CORP.
filed 2013-04-22
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-149552

RIMROCK GOLD CORP.
 (Exact name of registrant as specified in charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

3651 Lindell Rd. Suite D155
Las Vegas, NV, 89103
 (Address of Principal Executive Offices)(Zip Code)
 _______________

 Registrants telephone number, including area code: 1-800-854-7970
_______________

N/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of April 22, 2013, the registrant had 31,864,627 shares of common stock issued and outstanding.

TUCANA LITHIUM CORP. AND SUBSIDIARIES

FORM 10-Q

February 28, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 - F-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II-- OTHER INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Rimrock Gold” are to the combined business of Rimrock Gold Corp. and its consolidated subsidiaries, Tucana Exploration Inc. and Rimrock Mining, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2013 (UNAUDITED) AND AS OF AUGUST 31, 2012 (AUDITED).

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2012 (UNAUDITED).

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED).

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED).

PAGE	F-6 - F-10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)
(Unaudited)

	28 February 2013 (Unaudited)	31 August 2012 (Audited)
ASSETS
Current Assets
Cash	$368,859	$11,191
Prepaid and sundry	18,662	11,129
Total Current Assets	387,521	22,320
Long Term Assets
Mineral property claims	3,155,225	133,108
Equipment	852	958
Total Long Term Assets	3,156,077	134,066
Total Assets	$3,543,598	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$18,932	$32,539
Convertible notes payable	-	111,330
Total Liabilities	18,932	143,869

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 30,614,491 (31 August 2012 - 59,360,869)	30,614	59,361
Additional paid-in capital	5,366,314	1,731,010
Accumulated other comprehensive loss	(9,785)	(9,540)
Deficit accumulated during the development stage	(1,862,477)	(1,768,314)
Total Stockholders' Equity	3,524,666	12,517
Total Liabilities and Stockholders' Equity	$3,543,598	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For The Three Months Ended 28 February 2013	For The Three Months Ended 29 February 2012
EXPENSES
Professional fees	69,797	38,227
Exploration (recovery)	(34,346)	12,334
Advertising and promotion	940	502
Telecommunications	1,695	1,305
Rent and occupancy costs	1,937	1,937
Office and general	2,973	230
Interest and bank charges	822	574
Depreciation	51	-
TOTAL OPERATING EXPENSES	43,869	55,109
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(43,869)	(55,109)
Income tax	-	-
LOSS FROM CONTINUING OPERATIONS	(43,869)	(55,109)
LOSS FROM DISCONTINED OPERATIONS, NET OF TAX	-	(3,645)
NET LOSS	$(43,869)	$(58,754)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	(258)	(403)
TOTAL COMPREHENSIVE LOSS	$(44,127)	$(59,157)
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,077,063	6,853,025

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For The Six Months Ended 28 February 2013	For The Six Months Ended 29 February 2012	For The Period From Inception (5 June 2003) to 28 February 2013
EXPENSES
Professional fees	110,425	86,582	1,108,754
Exploration (recovery)	(38,129)	14,800	81,377
Advertising and promotion	2,196	2,526	11,377
Telecommunications	2,976	2,508	13,609
Rent and occupancy costs	3,850	3,875	14,710
Office and general	5,475	356	18,693
Interest and bank charges	7,264	880	17,533
Depreciation	106	-	226
TOTAL OPERATING EXPENSES	94,163	111,527	1,266,279
LOSS FROM OPERATIONS	(94,163)	(111,527)	(1,266,279)
Interest and other income	-	(126)	15,604
Impairment of mineral property claims	-	-	(451,870)
Impairment of convertible note receivable	-	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(94,163)	(111,653)	(1,726,166)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(94,163)	(111,653)	(1,726,166)
LOSS FROM DISCONTINED OPERATIONS, NET OF TAX	-	(7,290)	(136,311)
NET LOSS	$(94,163)	$(118,943)	$(1,862,477)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	(245)	841	(9,785)
TOTAL COMPREHENSIVE LOSS	$(94,408)	$(118,102)	(1,872,262)
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	9,709,992	6,853,025

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For The Six Months Ended 28 February 2013	For The Six Months Ended 29 February 2012	For The Period From Inception (5 June 2003) to 28 February 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,163)	$(118,943)	$(1,862,477)
Less: Loss from discontinued operations, net of tax expense	-	7,290	136,311
Loss from continuing operations	(94,163)	(111,653)	(1,726,166)
Items not affecting cash
Depreciation	106	-	226
Accretion expense on convertible notes payable	13,670	-	19,300
Accrued interest on convertible notes payable	3,274		3,274
Impairment of mineral property claims	-	-	451,870
Impairment of convertible note receivable	-	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	-	18,000	119,000
Issuance of common stock for rental	-	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	(7,533)	(10,508)	(18,662)
Change in accounts payable and accrued liabilities	(13,607)	7,319	18,932
Net cash used in operating activities from continuing operations	(98,253)	(96,842)	(982,343)
Net cash used in operating activities from discontinued operations	-	(6,112)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(98,253)	(102,954)	(1,096,600)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(52,117)	(11,978)	(67,095)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(1,130)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(52,117)	(13,108)	(92,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	-	141,040
Repayment of convertible notes payable	-	(3,550)	(163,550)
Advances (to) from a related party		(155)	125,000
Issuance of common stock, net of commissions	508,283	51,065	1,484,164
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	508,283	47,360	1,564,676
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(245)	486	(6,460)
NET INCREASE (DECREASE) IN CASH	357,668	(68,216)	368,859
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$368,859	$18,660	$368,859

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	$2,970,000	-	3,390,000
Convertible debt and accrued interest converted to common stock	$128,274	-	128,274

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (5 JUNE 2003) TO 28 FEBRUARY 2013
(Expressed in United States Dollars)
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Rimrock Gold Corp., formerly Tucana Lithium Corp., Oteegee Innovations Inc. and Pay By The Day Holdings Inc., (the “Company” or “Rimrock”) was incorporated in August 2007 in the State of Nevada.   On 24 January 2013, the Company filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Rimrock Gold Corp.

On 11 February 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada (the “Acquired Properties”).  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  The Company accounted for this transaction as an asset acquisition.

As a condition to closing of the Merger Agreement, on 11 February 2013 the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.  As a result, the issued and outstanding shares of common stock decreased from 66,435,908 shares to 8,304,488 shares.

Concurrent with the acquisition, the Company completed a private placement with unrelated investors for total gross proceeds of $502,000.  The Company issued 2,510,000 common stock at a purchase price of $0.20 per share, each with one warrant to purchase common stock at an exercise price of $0.30 per share.

Up to this date the Company’s main exploration target was for lithium deposits at the Abigail Lithium Property located in the James Bay, Quebec region of Canada.  The Company continues its plans to explore these properties.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended 28 February 2013 are not necessarily indicative of the results that may be expected for the year ending 31 August 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2012.

The accompanying consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries, Tucana Exploration Inc. and Rimrock Mining, Inc. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the exploration stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's consolidated financial statements be identified as those of a exploration stage company, and that the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.   The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

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

On 11 May 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”).  Upon sale of PBTD, no gain or loss was recognized since PBTD had limited transactions.

The operating results and cash flows of PBTD are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified the results from the discontinued operations in the comparative periods presented.

6.	CONVERTIBLE NOTES PAYABLE

On 16 May 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before 16 May 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.2 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company segregated the liabilities component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the convertible note payable. Upon issuance, the Company estimated the fair value of the liability component of the 4% convertible note payable, assuming a 10% non-convertible borrowing rate, to be $118,200. The difference between the fair value of liability component and principal amount was $6,800. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the term to maturity. Accretion expense of $4,817 was recognized for the six months ended 28 February 2013 (2012 – Nil) and is presented within interest expense on the consolidated statement of operations.

The Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures and are being amortized over the term to maturity. Accretion expense of $8,854 was recognized for the six months ended 28 February 2013 (2012 – Nil) and is presented within professional fees on the consolidated statement of operations.

On 9 January 2013, the $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.2 per share.

7.	MINERAL CLAIMS

The Company is currently exploring lithium deposits in the Abigail Lithium Property located in the James Bay region of Quebec, Canada.  As of 28 February 2013, the property consists of 178 map-designated cells totaling approximately 9,510 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1 total 1,966 hectares.

The Abigail Lithium Property was initially acquired for a cost of $550,000 on December 2, 2010 and was initially made up of 222 map-designated cells covering 11,844 hectares and having claims which expired in May 2012. These claims are covered by NTS sheets 320/12 and 320/13. In addition, the Company is subject to a 3% net smelter returns royalty on any commercial production from mineral deposits on this property.

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

In May 2012, the Company entered into an asset purchase agreement (“Lac Kame and EM-1 Purchase Agreement”) to acquire a 100% interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. The two properties are covered by NTS sheets 32O13. The properties are made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal.  In addition, pursuant to the Lac Kame and EM-1 Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 125,000 shares to the selling group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 125,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 125,000 shares if and when the Company spends a total of $5,000,000 on the acquired properties. The amount of spending by the Company on the acquired properties is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the selling group a 3% net smelter royalty on any commercial producing mineral deposit from the acquired properties.  The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011. The Company paid $3,000 in cash and issued 250,000 shares of common stock at a price of $0.08 per share in connection with the acquisition of the Lac Kame and EM-1 properties.

The claims owned in the Abigail Lithium Property and Lac Kame and EM-1 properties are registered under the name of the Company’s wholly owned subsidiary, Tucana Exploration Inc.

On 11 February 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  In accordance with the guidance provided in ASC 505, the transaction has been accounted for as “Purchase of Assets”. The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  These costs have been included in the cost of the assets acquired
.

8.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Advances from a related company controlled by a director of the Company are non-interest bearing, unsecured and due on demand.

Consulting fees paid to a director for the six months ended 28 February 2013 were $15,208 (2012 – $17,000).

As disclosed in note 1, on 11 May 2012, Mr. Starkman acquired all the shares of common stock of PBTD from the Company.  Upon sale of PBTD, no gain or loss was recognized since PBTD had limited transactions.

9.	CAPITAL STOCK

On 20 September 2012, the Company agreed to issue 243,010 shares of common stock at $0.20 per share in exchange for cash of $48,602. The Company paid $4,860 in commissions and $1,458 in legal expenses related to raising the above mentioned private placements and has accordingly been deducted from Shares to be issued as presented on the consolidated balance sheet. These shares were issued on 9 January 2013.

On 9 January 2013, the Company’s $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.2 per share (Note 6).

On 11 February 2013, the Company completed a private placement with unrelated investors for total gross proceeds of $502,000.  The Company issued 2,510,000 common stock at a purchase price of $0.20 per share, each with one warrant to purchase common stock at an exercise price of $0.30 per share. The Company paid $36,000 in commissions related to raising the above mentioned private placement.

The fair value of the warrants issued at the date of the grant was $145,247. This amount was estimated using the Black-Scholes Option Pricing model with an expected life of two years, a risk free interest rate of 0.29%, a dividend yield of 0%, and an expected volatility of 75%.

On 11 February 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties (Note1). The Company also issued 2,000,000 shares of its common stock to a consultant company as reference fee for above transaction.

On 11 February 2013, the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.

10.	CONTINGENCIES

In accordance with the Abigail Purchase Agreement, the Company will also owe to the selling group of the Abigail Property the following contingent payments:

●	After spending a total amount of $2,500,000 on the property, $250,000 and an additional 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $5,000,000 on the property, a further $250,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a feasibility study is put in place an additional $250,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a bankable feasibility is put in place a further $500,000 and 250,000 shares of the Company’s common stock shall be delivered to the selling group.

In accordance with the Lac Kame and EM-1 Purchase Agreement, the Company will also owe to the selling group of the properties the following contingent payments:

●	After spending a total amount of $1,000,000 on the property, $50,000 and an additional 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $2,500,000 on the property, a further $100,000 and 250,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $5,000,000 on the property, a further $150,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

If the Company reaches commercial production, it is also subject to a 3% net smelter returns royalty payable to the selling groups in the Abigail Purchase Agreement and the Lac Kame EM-1 Purchase Agreement.

12.	SUBSEQUENT EVENT

The Company signed a one year consulting agreement on March 1, 2013 with a US company, under common control, and agreed to pay the Company 1,250,000 units of common stock for market expansion and business consulting.

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

The Company is actively seeking financing for its current projects.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.  We are in discussions with various parties and believe a successful financing is likely. Any capital raised will be through either a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital or through issuance of a convertible debenture.

On January 24, 2013, the Company filed a Certificate of Amendment to its Articles of to change its name from “Tucana Lithium Corp.” to “Rimrock Gold Corp.”

On February 11, 2013, the Company effected a 1-for-8 reverse split (the “Reverse Split) of the issued and outstanding shares of the common stock. Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the REverse Split of our common stock

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2013 is expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, following the budgeted schedule listed below.

On September 19, 2011 the Company obtained the airborne magnetic survey for the Abigail Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 32O12 and 32O13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Abigail Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II (discussed in details below) of the Company's exploration campaign. The Nemaska report in conjunction with the airborne survey has allowed the Company to prepare a plan and budget for Phase II of the exploration campaign on the Abigail Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

On November 4, 2011, the Company received the NI 43-101 report (the “Report”) summarizing the analysis of the airborne survey and containing the details and results from the Nemaska exploration campaign in June 2011.  The reconnaissance geology program was carried out on the property by Nemaska on behalf of the Company. More than 2,000 GPS points were recorded and 39 samples were taken and analyzed. Samples were mainly taken from pegmatites, but also from granitoid, gabbro, basalts and diab ases.  Samples were taken where mineralization was seen or suspected, like pegmatite and rusted and/or silicified zones, and when sulphides were observed.  Samples were analyzed by ALS Minerals, located at 1322, rue Harricana, Val-d’Or (Quйbec).  Two grab samples returned slightly anomalous results. The first, numbered 18070, is from a pegmatite visually containing 1% Mo, which returned 292 ppm Mo and 466 ppm Rb. The second, numbered 18005, is from a pink pegmatite and returned 151.5 ppm Nb, 24 ppm Sm and 147.5 ppm Ta.

No drilling has been conducted by the Company since it purchased the Abigail Property.  According to the NI 43-101 report, the magnetic/gradiometric airborne survey released in September 2011, observed at least three families of magnetic lineaments. The first is oriented at about 070 °, and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040 ° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

The Company believes the Abigail Property has good potential for both rare earths in pegmatites and for sulphide deposits in volcanics.  In addition, the airborne survey has found magnetic anamalies for kimberlite targets.   Several kimberlite targets were discovered in the immediate vicinity of the Property, from one to three kilometers to the north/west of the Property. On May 11, 2012, the Company entered into an Asset Purchase Agreement to acquire 37 mining claims relevant to these kimberlite targets.

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

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of the Company’s subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt you would find in the Rouyn-Noranda and Val d'Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated.

In March 2012, the Company renewed 71 mineral claims on the Property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. The majority of the claims are located in the Lac des Montagnes volcano-sedimentary formation, and its immediate surrounding area. This is the most fertile ground in the area, and resembles the Abitibi greenstone volcano-sedimentary formations. The Company believes it has kept the most promising portion of the Property based upon the geology reports. The Property now consists of 220 map-designated cells totaling approximately 11,400 hectares within and adjacent to Nemaska Lithium's Whabouchi discovery.

In March 2012, the Company also retained the services of Gestion SDM Inc. to represent the Company and manage all of the Company's mineral claims with the Department of Natural Resources in Quebec.

The Company believes the Report facilitates further development of the Abigail Property and will utilize such report to plan and coordinate the next phase of the Company's exploration program. The Company is currently negotiating financing in the amount of $1,000,000 to further explore the Property. The Company will review the survey, and begin to coordinate and plan Phase II of the exploration campaign once the funds are secured. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Lac Kame and EM-1Properties, Quebec

In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.

Plan of Operation: Nevada

On February 11, 2013, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as the Rimrock, West Silver Cloud and Pony Spur properties, located in northeast Nevada (the “Acquired Properties”) and issued 17,800,000 shares of its common stock, par value $0.001 (the “Common Stock”), to the sellers of the Acquired Properties as consideration for such properties. On February 11, 2013, Rimrock became a wholly-owned subsidiary of the Company and the Company acquired all the interest in the Acquired Properties..  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend in Elko, Nevada.

On February 13, 2013, the Company completed an initial closing (the “Initial Closing”) of a “best efforts min-max” private offering of a minimum of $500,000 up to a maximum $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $502,000.  The proceeds from the financing will be used exclusively for the newly acquired Nevada properties.

The Company’s plan in the coming months includes additional exploration research and operations on the Rimrock, West Silver Cloud, and Pony Spur gold-silver properties. A detailed program of geologic mapping and local geochemical sampling and analysis has been conducted on the Rimrock property, and a new geophysical exploration program of Controlled Source Audio Magnetotellurics has been designed and will commence in the coming months. These programs are designed to help the Company to refine its drilling targets at the Rimrock property. The Company will also begin on a revised 43-101 compliant technical report for the Rimrock property after the geophysics program has been completed. Core drilling of gold-silver Midas and Carlin-style drill targets is contemplated to begin in late 2013. Further data compilation work and interpretive geological and geophysical analyses are being conducted on the West Silver Cloud and Pony Spur properties. The preparation of revised technical reports of the West Silver Cloud and Pony Spur properties will be completed in late 2013. No drilling is expected for the West Silver Cloud and Pony Spur properties in 2013.

On April 18, 2013, the Company announced that it has completed an initial geological mapping and geochemical sampling program on the Rimrock gold-silver property in Elko County, Nevada. The purpose of this property evaluation was to develop a surface map of the property with regard to lithology, alteration, vein and structural kinematics and report on observations. The new geologic mapping has shown that the Rimrock gold property contains a large-scale, multiple-fault dilation zone gold-silver target situated just north of the Hollister Mine.

The principal epithermal Midas style gold-silver target was validated and even augmented by the new geologic mapping and sampling. Seventeen new samples were taken and analyzed, to further investigate alteration and mineralization seen on the property. These new detailed sample data show anomalous gold (to 13 ppb Au), silver (to 0.87 ppm Ag), antimony (to 5.5 ppm Sb), arsenic (to 39.5 ppm As), mercury (to 327 ppm Hg), selenium (to 6.5 ppm Se), and thallium (to 3.45 ppm Tl), which could be associated with Midas and Carlin-style gold-silver deposits along certain major fault structures on the property. These were surface spot rock chip samples taken well above the zone where anomalous gold values would be expected to occur.  See full table below.

The "Dilation" target was formulated based upon new geologic mapping and geochemical sampling by Rimrock's chief consulting geologist. The "Dilation" was formed when the northeast-trending IC Fault "jogged" to the east, forming a dilated rhomboidal shaped block in the jog area, which allowed hydrothermal fluids to more easily migrate upward and cause mercury-arsenic mineralization and alteration at the ground surface. Two small-scale mercury mines are situated in the southwestern part of this "Dilation" fault intersection block at Rimrock. The Dilation target at Rimrock shows highly altered, faulted, silicified felsic tuffaceous volcanic rocks at the surface, overlain by post-mineral rhyolitic flow domes similar to those near the Hollister Mine. The altered rocks locally show significant amounts of opaline silica and local mercury minerals, and local veining that crosscuts these rocks.

Newmont drilled several very shallow rotary drillholes in the project area in 1984 searching for near-surface disseminated gold mineralization. The “top elevations” of epithermal Midas-Hollister type gold-silver targets at Rimrock likely start at 150 to 300 metre depths below surface. The main zone of ore grade gold-silver mineralization at Midas is at least 500 metres in height, below the “top elevations”.  Local small poddy bodies of mineralization may occur above this "top elevation" level as at Midas. Rimrock Gold's exploration efforts are focused upon discovery of deeper Midas and Hollister Mine style gold-silver mineralization, 125 to 300 metres below the surface. The elevations of ore zones at Hollister will be used to help guide exploration on the Rimrock property.

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Great Basin Gold's Hollister gold-silver mine, and 16 Km east southeast of Newmont's Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Hollister Mine has reserves of more than 1,000,000 ounces of high grade gold grading in excess of 1 ounces per ton gold. The Midas Mine had initial mineable reserves of more than 3M oz. of high-grade gold and 25M oz. of silver. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits.

These gold-silver targets at the Rimrock property have never been drill tested at depth for Midas-Hollister style gold-silver mineralization, nor for Carlin-style gold mineralization. The Company expects that the Rimrock property offers potential to hold a large, high-grade, underground mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Final Report - Job No: 12-338-08679-01
Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W	Y	Zn	Zr
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	%	ppm	%	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	Au-1AT-AA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	Hg-AR-OR-CVAA	Hg-AR-TR-CVAA	Hg-AR-TR-CVAA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Great Basin Gold's Hollister gold-silver mine, and 22 Km southeast of Newmont's Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property consists of approximately 760 acres of claims. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Pony Spur

The Pony Spur property is a dual, Carlin-style sediment-hosted and Low Sulfidation Breccia Pipe Style gold prospect in the southern part of the prolific, +100,000,000 oz. Carlin-Rain Gold Trend, and is situated 2.25 Km northwest of the adjoining 1,500,000 oz. Pony Creek gold deposit controlled by Allied Nevada Gold, owners of the Hycroft gold mine in northwestern Nevada. The Pony Spur project is along Jerritt and Carlin Trends, near the Rain gold deposit cluster , which includes the Rain, Tess, and Emigrant mines (Newmont / Premier Gold), the 2,000,000 oz. high-grade Saddle gold deposit (presently being drilled by Premier Gold Mines), Railroad-Bullion (presently being drilled by Gold Standard Ventures), and other peripheral gold deposits. The Rain deposit cluster has a combined drill-indicated resources in excess of 4 million ounces of gold in open pit gold mining operations and former producer mines and in underground gold deposits such as Saddle. Sage Gold Inc. drilled one core hole on the Pony Spur property in 2007, discovering gold mineralization. The property comprises 7 lode mining claims of approximately 140 acres, which have been filed with the BLM. The Pony Spur property area sits along a WNW trending, Rain Fault-parallel fault system of undetermined width that intersects the Pony Creek gold deposit area just east of our property boundary. Two types of strong surface gold mineralization and alteration are present at the Pony Spur gold property. A low-sulfidation silica-rich, breccia pipe with gold mineralization crops out at the surface of Pony Spur, similar to mineralization present in Allied Nevada's 1.5M oz. Pony Creek gold deposit, and the drill hole by Sage Gold intersected gold mineralization in this pipe. Carlin style, thallium-gold rich geochemical rock anomalies also are present at the surface at Pony Spur, possibly indicative of Rain-Meikle type fault-controlled Carlin-style sediment-hosted gold mineralization at depth.

Spin-Out PBTD Segment

On May 11, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the director of the Company and President of the Subsidiary (“Starkman”), pursuant to which, Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day (the “Spin-out”). The Company has divested its interest and will no longer operate and own as a wholly owned subsidiary Pay By The Day Company Inc.

Consulting Agreement

On March 1, 2013, the Company entered into a one year consulting agreement for market expansion and business consulting with a United States company under common control, Pursuant to the consulting agreement, the Company agreed to issue 1,250,000 shares of company common stock to the consultant.

Results of Operations for the three and six months ended February 28, 2013 compared to the three and six months ended February 28, 2012

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through February 28, 2013, our operating expenses and loss from continuing operation were $1,266,279 and our net loss from continued operations was $1,266,279.

Operating expenses for the three months ended February 28, 2013 were $43,869 compared to $55,109 for the three months ended February 29, 2012. Operating expenses for the six months ended February 28, 2013 were $94,163 compared to $111,527 for the six months ended February 29, 2012. The decrease in operating expenses during the six months ended February 28, 2013 compared to the six months ended February 29, 2012 was primarily attributed to a mining tax credit of $34,346. Professional fees for the six months ended February 28, 2013 were $110,425 and $86,582 for the six months ended February 29, 2012. These professional fees paid in the six months ended February 28, 2013 were attributable to legal, accounting, consulting, and auditing services related to quarterly and audit filings.  More specifically, advisory and legal services relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional fees. The Company did not have any exploration activity during the six months ended February 28, 2013.  The decrease in exploration costs was due to the lack of financing required to complete Phase I of the Abigail exploration campaign.

Net loss was $43,869 for the three months ended February 28, 2013 and $58,754 for the three months ended February 29, 2012. Net loss was $94,163 for the six months ended February 28, 2013 and $118,943 for the six months ended February 29, 2012. Professional fees relating to advisory, legal, and accounting services for the Company’s current operations and corporate actions including the Company’s recent acquisition contributed to the net loss in the six months ended February 28, 2013.

During the quarter ended February 28, 2013 and February 29, 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of February 28, 2013 we had a cash balance of $368,859 and a working capital surplus of $368,589.

In November 2012, the Company raised approximately $42,284, net of commissions, from the issuance of shares of common stock of the Company.

On February 13, 2013, the Company completed the Initial closing of the Offering with a group of Purchasers for total gross proceeds to us of $502,000.  The proceeds were used to fund operating activities of $43,869 for the three months ended February 28, 2013. Our current cash will be used to fund the Company’s operations and costs associated with the newly acquired Nevada properties, and any additional claims acquired as discussed above in our Plan of Operations.

In addition to the $502,000 raised, the Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s Abigail exploration campaign in accordance with the NI 43-101 and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.

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

We believe we can satisfy our cash requirements for the next twelve months with our cash balances and if needed an additional loan from our director, Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue and adequate financing. We cannot assure investors that adequate revenues will be generated from our mining properties. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our growth and exploration goals.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2013, due to the material weaknesses identified below.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factor

Not required for Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On 9 January 2013, the Company issued 641,370 shares of its common stock to a holder of a convertible note upon conversion of the principal amount of $125,000 and accrued interest of $3,274, at price of $0.2 per share.

On 9 January 2013, the Company issued 243,010 shares of its common stock to an investor for cash at $0.2 per share.

On February 13, 2013, the Company completed an Initial Closing of the Offering with a group of Purchasersfor total gross proceeds to us of $502,000. Pursuant to the Subscription Agreement, we issued to the Purchasers (i) Shares of our Common Stock at a purchase price of $0.20 per share; and (ii) Warrants to purchase Warrant Shares of our Common Stock at an exercise price of $0.30 per share.  The Company paid $36,000 in commissions related to raising the above mentioned private placement. Pursuant to the Subscription Agreement, we issued 2,510,000 common shares at $0.20 per share to the Purchasers. The Securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act.

On March 1, 2013, the Company issued 1,250,000 shares of our common stock to a United States company under common control pursuant to a consulting agreement for market expansion and business consulting services.

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

Mine Safety and Health Administration Regulations

During the three months ended February 28, 2013 and the fiscal year ended August 31, 2012, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
*
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Rimrock Gold Corp.

By:	/s/ Jordan Starkman
Jordan Starkman
President and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date: April 22, 2013