Form 10-Q
period 2013-05-31
RIMROCK GOLD CORP.
filed 2013-07-22
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013
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

 Registrants telephone number, including area code: 1-800-854-7970

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 22, 2013, the registrant had 34,114,627 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

May 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 to F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	- F-2	CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2013 (UNAUDITED) AND AS OF AUGUST 31, 2012 (AUDITED).

PAGE	- F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012 (UNAUDITED).

PAGE	- F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2013 (UNAUDITED).

PAGE	- F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2013 (UNAUDITED).

PAGE	- F-6 to F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
ASSETS
Current Assets
Cash	$236,354	$11,191
Prepaid and sundry	7,746	11,129
Total Current Assets	244,100	22,320
Long Term Assets
Mineral property claims	3,410,225	133,108
Equipment	804	958
Total Long Term Assets	3,411,029	134,066
Total Assets	$3,655,129	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$27,931	$32,539
Convertible notes payable	-	111,330
Total Liabilities	27,931	143,869

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 32,864,627 as at May 31, 2013 (August 31, 2012 - 7,420,109)	32,865	59,361
Additional paid-in capital	5,701,564	1,731,010
Shares to be issued	75,000	-
Accumulated other comprehensive loss	(9,820)	(9,540)
Deficit accumulated during the development stage	(2,172,411)	(1,768,314)
Total Stockholders' Equity	3,627,198	12,517
Total Liabilities and Stockholders' Equity	$3,655,129	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For The Three Months Ended May 31, 2013	For The Three Months Ended May 31, 2012

EXPENSES
Professional fees	246,296	87,400
Exploration	40,179	2,277
Advertising and promotion	4,659	51
Telecommunications	1,789	1,067
Rent and occupancy costs	10,663	1,937
Office and general	5,175	3,510
Interest and bank charges	1,125	1,993
Depreciation	48	62
TOTAL OPERATING EXPENSES	309,934	98,297
LOSS FROM CONTINUING OPERATIONS	(309,934)	(98,297)

Foreign exchange loss	-	(128)
Gain on disposal of subsidiary	-	137,000
Forgiveness of advances to subsidiary	-	(137,000)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(309,934)	(98,425)
Income tax	-	-
LOSS FROM CONTINUING OPERATIONS AFTER TAX	(309,934)	(98,425)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-
NET LOSS	$(309,934)	$(98,425)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	(35)	270
TOTAL COMPREHENSIVE LOSS	$(309,969)	$(98,695)
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	32,687,996	6,939,193

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	For The Nine Months Ended May 31, 2013	For The Nine Months Ended May 31, 2012	For The Period From Inception (5 June 2003) to May 31, 2013

EXPENSES
Professional fees	356,721	174,044	1,355,050
Exploration net of recovery	2,050	17,077	117,773
Advertising and promotion	6,855	2,577	16,036
Telecommunications	4,765	3,575	15,398
Rent and occupancy costs	14,513	5,812	25,373
Office and general	10,650.	3,866	23,868
Interest and bank charges	8,389	2,873	18,658
Depreciation	154	-	274
TOTAL OPERATING EXPENSES	404,097	209,824	1,572,430
LOSS FROM CONTINUING OPERATIONS	(404,097)	(209,824)	(1,572,430)
Interest and other (expenses) income	-	(254)	11,821
Impairment of mineral property claims	-	-	(451,870)
Impairment of convertible note receivable	-	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(404,097)	(210,078)	(2,036,100)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS AFTER TAX	(404,097)	(210,078)	(2,036,100)
LOSS FROM DISCONTINED OPERATIONS, NET OF TAX	-	(3,742)	(136,311)
NET LOSS	$(404,097)	$(213,820)	$(2,172,411)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	(280)	1,111	(9,820)
TOTAL COMPREHENSIVE LOSS	$(404,377)	$(212,709)	(2,182,231)
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	17,453,520	6,879,440

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	For The Nine Months Ended May 31, 2013	For The Nine Months Ended May 31, 2012	For The Period From Inception (June 5, 2003) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(404,097)	$(221,013)	$(2,172,411)
Less: Loss from discontinued operations, net of tax expense	-	3,742	136,311
Loss from continuing operations	(404,097)	(217,271)	(2,036,100)
Items not affecting cash
Depreciation	154	-	274
Accretion expense on convertible notes payable	13,670	804	19,300
Accrued interest on convertible notes payable	3,274		3,274
Impairment of mineral property claims	-	-	451,870
Impairment of convertible note receivable	-	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	187,500	18,000	306,500
Issuance of common stock for rental	-	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	3,383	(3,752)	(7,746)
Change in accounts payable and accrued liabilities	(4,608)	5,319	27,931
Net cash used in operating activities from continuing operations	(200,724)	(196,900)	(1,084,814)
Net cash used in operating activities from discontinued operations	-	(2,502)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(200,724)	(199,402)	(1,199,071)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(82,117)	(14,978)	(97,095)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(1,130)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(82,117)	(16,108)	(122,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	112,500	141,040
Repayment of convertible notes payable	-	(3,939)	(163,550)
Advances (to) from a related party		(2,939)	125,000
Issuance of common stock, net of commissions	508,284	57,878	1,484,165
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	508,284	163,500	1,564,677
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(280)	1,050	(6,495)
NET INCREASE (DECREASE) IN CASH	225,163	(50,960)	236,354
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$236,354	$35,916	$236,354

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	$3,195,000	20,000
Convertible debt converted to common stock	$128,274	-

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2013
(Expressed in United States Dollars)
(Unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Rimrock Gold Corp., formerly Tucana Lithium Corp., Oteegee Innovations Inc. and Pay By The Day Holdings Inc., (the “Company” or “Rimrock”) was incorporated in August 2007 in the State of Nevada.   On January 24, 2013, the Company filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Rimrock Gold Corp.

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada (the “Acquired Properties”).  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  The Company accounted for this transaction as an asset acquisition.

As a condition to closing of the Merger Agreement, on February 11, 2013 the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.  As a result, the issued and outstanding shares of common stock decreased from 66,435,908 shares to 8,304,488 shares.

Concurrent with the acquisition, the Company completed a private placement with unrelated investors for total gross proceeds of $502,000.  The Company issued 2,510,000 common stock at a purchase price of $0.20 per share, each with one warrant to purchase common stock at an exercise price of $0.30 per share.

On May 3, 2013, the Company acquired interest in an exploration epithermal bonanaza gold-silver property in Nevada, known as the Silver Cloud Property (the “Silver Cloud Property”).  The acquisition includes (i) certain properties that compress 522 unpatented mining claims totaling 4,467 mining claims (the “Mining Claims”), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”). In consideration for the Mining Claims and the Pescio Lease, the Company shall issue 500,000 shares of its common stock to Geologix Explorations Inc., a British Columbia Company.

Up to this date the Company’s main exploration target was for lithium deposits at the Abigail Lithium Property located in the James Bay, Quebec region of Canada.  The Company continues its plans to explore these properties.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending 31 August 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended  August 31, 2012.

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

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company’s consolidated financial position and results of operations.

5.	DISCONTINUED OPERATIONS

On May 11, 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”).  Upon sale of PBTD, no gain or loss was recognized since PBTD had limited transactions.

The operating results and cash flows of PBTD are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified the results from the discontinued operations in the comparative periods presented.

6.	CONVERTIBLE NOTES PAYABLE

On May 16, 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before May 16, 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.2 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company segregated the liabilities component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the convertible note payable. Upon issuance, the Company estimated the fair value of the liability component of the 4% convertible note payable, assuming a 10% non-convertible borrowing rate, to be $118,200. The difference between the fair value of liability component and principal amount was $6,800. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the term to maturity. Accretion expense of $4,817 was recognized for the nine months ended May 31, 2013 (2012 – Nil) and is presented within interest expense on the consolidated statement of operations.

6.	CONVERTIBLE NOTES PAYABLE (continued)

The Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures and are being amortized over the term to maturity. Accretion expense of $8,854 was recognized for the nine months ended May 31, 2013 (2012 – Nil) and is presented within professional fees on the consolidated statement of operations.

On January 9,  2013, the $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.20 per share.

7.	MINERAL CLAIMS

The Company is currently exploring lithium deposits in the Abigail Lithium Property located in the James Bay region of Quebec, Canada.  As of May 31, 2013, the property consists of 178 map-designated cells totaling approximately 9,510 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1 total 1,966 hectares.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011.  The cost of renewing the claims was $3,763. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. Due to these circumstances, the Company evaluated the recoverability of the mineral claims and recognized an impairment loss of $451,870 on the mineral property claims for the year ended August 31, 2012.

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

7.	MINERAL CLAIMS (continued)

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  In accordance with the guidance provided in ASC 505, the transaction has been accounted for as “Purchase of Assets”. The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  These costs have been included in the cost of the assets acquired

On May 3, 2013, the Company entered into a purchase agreement to acquire an exploration epithermal bonanaza gold-silver property in Nevada, known as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) the Mining Claims that compress 522 unpatented mining claims totaling 4,467, and (ii) the Pescino Lease dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio.  In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 3% due to Royal Gold Inc. of 2% and 3% to the underlying claim owners.  These 500,000 shares are to be issued in the next quarter ending August 31, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

8.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Consulting fees paid to a director for the nine months ended May 31, 2013 were $21,789 (2012 – $11,139).

On March 1, 2013, The Company signed a one year consulting agreement with a United States company, under common control, and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting. 1,250,000 shares have been issued upon executing this agreement, and 750,000 shares will be issued at the beginning of each Quarter commencing June 1, 2013.

On May 11, 2012, the Company entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary Pay By The Day Company Inc. (“PBTD”).  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

9.	CAPITAL STOCK

On September 20, 2012, the Company agreed to issue 243,010 shares of common stock at $0.20 per share in exchange for cash of $48,602. The Company paid $4,860 in commissions and $1,458 in legal expenses related to raising the above mentioned private placements and has accordingly been deducted from Shares to be issued as presented on the consolidated balance sheet. These shares were issued on January 9, 2013.

On January 9, 2013, the Company’s $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.20 per share (Note 6).

On February 11, 2013, the Company completed a private placement with unrelated investors for total gross proceeds of $502,000.  The Company issued 2,510,000 common stock at a purchase price of $0.20 per share, each with one warrant to purchase common stock at an exercise price of $0.30 per share. The Company paid $36,000 in commissions related to raising the above mentioned private placement.

The fair value of the warrants issued at the date of the grant was $145,247. This amount was estimated using the Black-Scholes Option Pricing model with an expected life of two years, a risk free interest rate of 0.29%, a dividend yield of 0%, and an expected volatility of 75%.

On February 11, 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties (Note 7). The Company also issued 2,000,000 shares of its common stock to a consultant company as reference fee for above transaction.

On February 11, 2013, the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.

On March 1, 2013, the Company issued 1,250,000 shares of common stock to a consultant in connection with the consulting services for market expansion and business development (Note 8).  These services were recorded in the consolidated statement of operations based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

On March 15, 2013, the Company issued 1,000,000 shares of its common stock to a consultant company as reference fee for the acquisition of Silver Cloud Property (Note 7).  The fair value of these shares was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

On May 3, 2013, the Company entered into a purchase agreement to acquire the Silver Cloud Property (Note 7), and will issue 500,000 shares of its common stock to Geologix Explorations Inc. as the consideration for the purchase. The shares have been recorded as shares to be issued as at May 31, 2013.

10.	CONTINGENCIES AND COMMITMENTS

The Company is required to issue 750,000 units of its common stock to a United States company, under common control, for the consulting services provided at the beginning of each quarter commencing June 1, 2013  (Note 8).

In accordance with the Abigail Purchase Agreement, the Company will also owe to the selling group of the Abigail Property the following contingent payments:

●	After spending a total amount of $2,500,000 on the property, $250,000 and an additional 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	After spending a total amount of $5,000,000 on the property, a further $250,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a feasibility study is put in place an additional $250,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

●	If a bankable feasibility is put in place a further $500,000 and 250,000 shares of the Company’s common stock shall be delivered to the selling group.

10.	CONTINGENCIES AND COMMITMENTS (continued)

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

On June 1, 2013, the Company issued 1,250,000 units of its common stock to a United States company, under common control, for the consulting services provided (Note 8).

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

On February 11, 2013, the Company effected a 1-for-8 reverse split (the “Reverse Split) of the issued and outstanding shares of the common stock. Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the Reverse Split of our common stock.

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

No drilling has been conducted by the Company since it purchased the Abigail Property.  According to the Report, the magnetic/gradiometric airborne survey released in September 2011, observed at least three families of magnetic lineaments. The first is oriented at about 070 °, and outlines the north boundary of the Lac des Montagnes volcanic belt. The second is oriented at approximately 040 ° and is located in the paragneiss. The third is oriented NW/SE and has been mapped in the field as a regional diabase dyke.  At this point, the most interesting magnetic feature is the magnetic lineament located on the south part of the property, which seems to outline the north boundary of the volcanic belt. In 1987, Westmin detected several Dighem EM anomalies along this lineament, but did not follow up. This horizon can be fertile, mainly for sulphide-type mineralization.

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

The survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter, of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company's technical team, and include the following observations:

-- The previously identified "Dilation" gold-silver target on surface along the major "IC Fault Zone" has been verified at depth by the survey.

-- The siliceous mineralization associated with the "Dilation" target has been interpreted to be constrained by steeply dipping near-vertical fault zones.

-- These fault zones are interpreted to be up to 150 meters in width, representing one of the widest gold-silver targets in the entire Midas-Hollister region, potentially hosting near-surface bulk-mineable gold mineralization.

-- The location of older Paleozoic basement rocks has been identified to be between 275 and 375 meters below surface, confirming the mineralization model developed by Company geologists.

The Paleozoic basement is likely part of the siliceous "Upper Plate" Vinini Formation package that lies beneath surface volcanic rocks, and above the Roberts Mountain Thrust fault package that separates the Vinini from "Lower Plate" sedimentary rocks. This "Lower Plate" sedimentary unit is known to host the large Carlin-style gold deposits situated further south at the Goldstrike-BlueStar-Carlin mine complex. The Paleozoic rocks at Rimrock are believed to have been domally uplifted to the surface, immediately west of the property boundary. As a result, the mineralized layer with Carlin-style gold potential could be much closer to the surface at Rimrock than at Hollister or at Midas. An updated evaluation of the northwest extension of the Carlin trend has been recently completed, and the Rimrock project is interpreted to lie directly in the heart of this projection of the prolific gold-bearing trend.

Overall, the new CSAMT data appear to provide a much clearer basis for defining the presence, geometry, and depth extensions of the northerly-trending structures at Rimrock that contain opalite-cinnabar (mercury sulfide) mineralization. The Company is continuing to further interpret the survey data, with the help of Wright Geophysics. The final interpretations will be used to design new exploration drillholes at Rimrock.

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

The "Dilation" target was formulated based upon new geologic mapping and geochemical sampling by the Company’s chief consulting geologist. The "Dilation" was formed when the northeast-trending IC Fault "jogged" to the east, forming a dilated rhomboidal shaped block in the jog area, which allowed hydrothermal fluids to more easily migrate upward and cause mercury-arsenic mineralization and alteration at the ground surface. Two small-scale mercury mines are situated in the southwestern part of this "Dilation" fault intersection block at Rimrock. The Dilation target at Rimrock shows highly altered, faulted, silicified felsic tuffaceous volcanic rocks at the surface, overlain by post-mineral rhyolitic flow domes similar to those near the Hollister Mine. The altered rocks locally show significant amounts of opaline silica and local mercury minerals, and local veining that crosscuts these rocks.

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

On May 3, 2013, the Company entered into a purchase agreement to acquire an exploration epithermal bonanaza gold-silver property in Nevada know as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 522 unpatented mining claims totaling 4,467 (the “Mining Claims” comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”).  In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 3% due to Royal Gold Inc. of 2% and 3% to the underlying claim owners.

Currently, our VP of Exploration and our advisory board are reviewing all of the data and reports received from Geologix Exploration on the Silver Cloud property.  The Company expects to have an exploration plan prepared in the coming months.

The Rimrock Shares are to be issued in the next quarter ending August 31, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

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

Final Report - Job No: 12-338-08679-01
Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	Au-1AT-AA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	Hg-AR-OR-CVAA	Hg-AR-TR-CVAA	Hg-AR-TR-CVAA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6

Final Report - Job No: 12-338-08679-01
Sample	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re
Designation	%	ppm	ppm	ppm	%	ppm	%	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002
RMR-02	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024
RMR-03	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026
RMR-04	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009
RMR-05	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002
RMR-06	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004
RMR-07	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01
RMR-08	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005
RMR-09	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019
RMR-10	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01
RMR-11	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008
RMR-12	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007
RMR-13	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006
RMR-14	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01
RMR-15	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016
RMR-16	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025
RMR-17	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017
RMR-18	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012

Final Report - Job No: 12-338-08679-01
Sample	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W	Y	Zn	Zr
Designation	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

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

Spin-Out PBTD Segment

On May 11, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the director of the Company and President of the Subsidiary (“Starkman”), pursuant to which, Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day (the “Spin-out”). The Company has divested its interest and no longer operates and own as a wholly owned subsidiary Pay By The Day Company Inc.

Consulting Agreement

On March 1, 2013, the Company signed a one year consulting agreement with a United States company, under common control, and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting.

Results of Operations for the three and nine months ended May 31, 2013 compared to the three and nine months ended May 31, 2012

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through May 31, 2013, our operating expenses and loss from continuing operations were 1,572,430.

Operating expenses from continuing operations for the three months ended May 31, 2013 were $309,934 compared to $98,297 for the three months ended May 31, 2012. Operating expenses for the nine months ended May 31, 2013 were $404,097 compared to $209,824 for the nine months ended May 31, 2012. The increase in operating expenses by $194,273 during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 was primarily attributed to increase in professional fees by $182,677 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings.  More specifically, advisory and legal services relating to the Company’s current operation and corporate acquisitions were responsible for the increase in professional fees.  The decrease in exploration costs by $15,027 was due to the lack of financing required to complete Phase I of the Abigail exploration campaign.

Net loss from continuing operations for the three months ended May 31, 2013 was $309,934 as compared to $98,297 net loss for the three months ended May 31, 2012.   Net loss for the nine months ended May 31, 2013 was $404,097 as compared to $209,824 net loss for the nine months ended May 31, 2012.  The reason for the increase in operating lossess is the same as explained in operating expenses.

During the nine months ended May 31, 2013 and May 31, 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of May 31, 2013 we had a cash balance of $236,354 and a working capital surplus of $216,169.

In November 2012, the Company raised approximately $42,284, net of commissions, from the issuance of shares of common stock of the Company.

On February 13, 2013, the Company completed the Initial Closing of the Offering with a group of Purchasers for total gross proceeds to us of $502,000.  The proceeds were used to fund operating activities of the Company.  Our current cash will be used to fund the Company’s operations and costs associated with the newly acquired Nevada properties, and any additional claims acquired as discussed above in our Plan of Operations.

In addition to the $502,000 raised, the Company is actively seeking financing in the amount of $1,000,000 to map out drill targets on the Rimrock property and to drill those targets this year.  In addition, the Company is preparing a detailed exploration plan to advance the recently acquired Silver Cloud property.  Furthermore, the Company would like to fully execute the next phase of the Company’s Abigail exploration campaign in accordance with the NI 43-101. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $45,000 which will be financed through additional financing and if needed, advances from our President, Secretary and director, Jordan Starkman. Currently there is no firm loan commitment in place between the Company and Jordan Starkman.

We believe we can satisfy our cash requirements for the next twelve months with our cash balances and if needed an additional loan from our officer and director, Jordan Starkman. However, completion of our plan of operations is subject to attaining adequate revenue and adequate financing. We cannot assure investors that adequate revenues will be generated from our mining properties. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our growth and exploration goals.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2013, due to the material weaknesses identified below.

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

On March 1, 2013, The Company signed a one year consulting agreement with a United States company, under common control, and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting. 1,250,000 shares have been issued upon executing this agreement, and 750,000 shares will be issued at the beginning of each Quarter commencing June 1, 2013.

On March 15, 2013, the Company issued 1,000,000 shares of its common stock to a consultant company as reference fee for the acquisition of Silver Cloud Property.

On May 3, 2013, the Company entered into a purchase agreement to acquire the Silver Cloud Property, and agreed to issue 500,000 shares of its common stock to Geologix Explorations Inc. as the consideration for the purchase.

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

Mine Safety and Health Administration Regulations

During the nine months ended May 31, 2013 and the fiscal year ended August 31, 2012, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: July 22, 2013