Form 10-K
period 2013-08-31
RIMROCK GOLD CORP.
filed 2013-11-15
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-149552

RIMROCK GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

75-3266961
(IRS Employer Identification No.)

3651 Lindell Rd. Suite #D155
Las Vegas, NV
89103
(Address of principal executive offices)(Zip Code)

1-800-854-7970
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2013 was $2,278,338.90.

As of November 15, 2013, the registrant had 35,464,627 shares of common stock issued and outstanding.

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

PART I

ITEM 1.    BUSINESS

General

Rimrock Gold Corp. (f/k/a Tucana Lithium Corp., Oteegee Innovations Inc. and Pay By The Day Holdings Inc., (the “Company” or “Rimrock”) is a diversified mineral exploration company focused on identifying, acquiring, advancing, and drilling high-grade gold-silver exploration projects in Nevada, and lithium exploration projects in Quebec. The Company was incorporated in August 2007 in the State of Nevada.

On August 31, 2007 we entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary. PBTD commenced operations in July 2003 and at the time of the share exchange agreement the sole owner of PBTD was Jordan Starkman, the Company’s officer and director.

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

On December 2, 2010 the Company closed an Asset Purchase Agreement with Alain Champagne and other parties (the “Seller Group”) to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O12 and 32O13.  The property is made up of 222 map-designated cells totaling approx 11,844 hectares.   Pursuant to the Abigail purchase Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

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

After spending a total amount of $2,500,000 on the Abigail Lithium Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. After spending a total amount of $5,000,000 on the Project, the Seller Group will receive an additional 1,000,000 shares of the Company’s common stock and an additional cash payment of $250,000. If a feasibility study is put in place an additional 1,000,000 shares and $250,000 will be delivered to the Seller Group, and if a bank feasibility is put in place a further 2,000,000 shares and $500,000 cash will be delivered to the Seller Group. The Company has also agreed to pay the Seller Group a 3% royalty on any commercial producing mineral deposit.

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

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company had dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey.

On May 11, 2012, the Company entered into an Asset Purchase Agreement (the “Assets Purchase Agreement”) with a group of sellers with Alain Champagne as the representative (“the Selling Group”) to acquire from the Selling Group all of the interest in two mining properties known as the Lac Kame and EM-1 both located in the Nemaska area of James Bay, Quebec region of Canada (the “Acquired Mines”), and in exchange, the Company shall issue a total of 2,000,000 shares of the Company’s common stock and make a cash payment of $3,000 to the Selling Group (the “Assets Acquisition”). The amount of consideration paid for the Acquired Mines is less than 10% of the total assets of the Company as of the closing of the Assets Acquisition. In addition, pursuant to the Assets Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the Selling Group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the Acquired Mines. The amount of spending by the Company on the Acquired Mines is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the Selling Group a 3% net smelter royalty on any commercial producing mineral deposit from the Acquired Mines pursuant to the Assets Purchase Agreement. The Company's main interest with the Lac Kame and EM-1 claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.

On May 11, 2012, the Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the sole director of the Company and President of the Subsidiary, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day.

On January 24, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from “Tucana Lithium Corp.” to “Rimrock Gold Corp.”

On February 11, 2013, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada (the “Acquired Properties”) and issued 17,800,000 shares of its common stock, par value $0.001 (the “Common Stock”), to the sellers of the Acquired Properties as consideration for such properties. To date, the Company’s main exploration target has been the Abigail Lithium Property located in the James Bay, Quebec region of Canada.

As a condition to closing of the Merger Agreement, on February 8, 2013 the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the Common Stock (the “Reverse Stock Split”). As a result, the issued and outstanding shares of Common Stock decreased from 66,435,908 shares prior to the Reverse Stock Split to 8,304,488 shares following the Reverse Stock Split.

On February 13, 2013, the Company completed an initial closing (the “Initial Closing”) of a “best efforts min-max” private offering of a minimum of $500,000 up to a maximum $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $502,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers (i) shares of our Common Stock at a purchase price of $0.20 per share; and (the “Shares”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of our Common Stock at an exercise price of $0.30 per share.

On May 3, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Geologix Explorations Inc., a corporation existing under the laws of the Province of British Columbia (“Geologix Canada”) and Geologix (U.S.) Inc., a Nevada corporation (“Geologix USA” and, together with Geologix Canada, “Geologix”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada know as the Silver Cloud Property (the “Silver Cloud Property”). Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 552 unpatented mining claims totaling 11,210 acres (the “Mining Claims” comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”) which requires that the Company pays $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc. In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix. Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.

Geologix has agreed not to sell, transfer, negotiate or enter into any agreement to sell or announce an intention to sell or transfer two-hundred thousand (200,000) of the Rimrock Shares for a period of six (6) months from their date of issuance and the remaining two-hundred thousand (200,000) Rimrock Shares for a period of twelve (12) months from their date of issuance.

On October 11, 2013, the Company acquired the advanced-stage Ivanhoe Creek, Nevada, epithermal bonanza gold-silver property from RMIC Gold, a private Nevada company controlled by Richard R Redfern. Mr. Redfern is a director of the Company and this transaction is a non-arms length transaction. The Company has agreed to issue 150,000 shares of the Company’s common shares to RMIC Gold will pay one percent (1%) Net Smelter Returns royalties to RMIC Gold for 100% interest in the Ivanhoe Creek property.

The Company operates under the web-site address www.rimrockgold.com.

Recent Development

On October 11, 2013, the Company acquired the advanced-stage Ivanhoe Creek, Nevada, epithermal bonanza gold-silver property from RMIC Gold, a private Nevada company controlled by Richard R Redfern. Mr. Redfern is a director of the Company and this transaction is a non-arms length transaction. The Company has agreed to issue 150,000 shares of the Company’s common stock to RMIC Gold will pay one percent (1%) Net Smelter Returns royalties to RMIC Gold for 100% interest in the Ivanhoe Creek property. The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management.

In September and November 2013, the Company elected to drop the 25 EM-1 claims, the 12 Lac Kame claims, and 83 Abigail claims.

Gold Industry

Gold holds a significant role as a reserve asset as it is a highly liquid commodity with extensive appeal and functionality. The future outlook for gold forecasts an increase in demand that exceeds the amount of available supply.
Gold is referred to as a precious metal; a classification of metals that are considered to be rare or have a high economic value. Humans have fashioned gold into decorations and jewelry since as early as 4,000 BC.

The scarcity and beauty of this element has made it both a valuable commodity and investment vehicle throughout the history of humans. Gold is used in a wide range of technologies which can be attributed to its unique technical properties. It is both highly conductive, third to silver and copper, and resistant to corrosion. It is also highly malleable and ductile making it easy to physically manipulate into wire or sheets.

Purchases of gold by central banks have increased in 2011, reinforcing gold’s significant role as a reserve asset. The jewelry sector saw a steady rise during the first quarter of 2011 with the demand increasing by 7% in comparison to the same quarter of 2010. India and China will continue to lead the demand for gold as it is viewed as not just a commodity but a vital component of their cultural and religious traditions. The global demand for gold in the form of jewelry, as an investment or within technology is expected to continue to grow in 2012 and beyond.

Gold Uses
Jewelry	Over 60% of the world’s supply of gold is manufactured in various forms of jewellery.
Electronics	Gold is the material of choice for telecommunications, information technology, wiring, connectors, circuit boards, contacts and other critical applications that require high performance and safety.
Medicine
Use of gold in medicine and dentistry dates back thousands of years. Recently, gold has been used in the treatment of cancers, treatment of facial nerve paralysis, as an implant for microsurgery of the ear, and as a vaccine. Gold is used in dental applications as it is bio-compatible, malleable, and resistant to corrosion.

Nanotechnology
Gold appears differently on a nano-scale; the particles are a deep crimson red or light blue and also become reactive. The unusual optical properties of these particles have found uses in various diagnostic devices.

Space
Reflective gold-coated plastic film protects essential equipment from intense solar radiation and heat. Astronauts’ helmets also have a layer of gold on their helmets to defend against lethal doses of radiation when working in space.

Engineering	Gold is used as a lubricating material, a coating on architectural glass, in fuel cells, jet engines and other high-tech applications by engineers.

The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publically available information, gold demand in 2012 was a record $236.4 billion in value, despite declining tonnage demand of 4% year-over-year to 4,855 tons. In 2012, gold demand by sector was comprised of jewelry (43%), bar and coin (29%), technology (10%), central bank purchases (12%), and ETF investments (6%). Global mine production increased 2% year-over-year and supply from recycled gold decreased 5%. Mine production (3,138 tons) represented approximately 64% of global gold supply in 2012.

The price of gold is volatile and is affected by many factors beyond our control, such as the sale or purchase of gold by central banks and financial institutions, inflation or deflation, fluctuation in the value of the US dollar and foreign currencies, global and regional demand and the political and economic conditions of major gold producing countries throughout the world. The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per ounce, on the London Bullion Market.

Operations of Rimrock Mining

Rimrock Gold’s commitment to asset growth and increased shareholder value will be sustained by the development of highly prospective projects, accelerated exploration activities and the acquisition of viable properties. The Company has selected a strong advisory board of directors with years of experience in the Nevada region to assist in the planning of the Company’s activities.

From the Nevada Bureau of Mines and Geology, gold mining in Nevada is a major industry, and one of the largest sources of gold in the world. Nevada currently mines 79% of all the gold in the United States, which is equivalent to 5,640,000 troy ounces (175 t) in 2009. Total gold production from Nevada recorded from 1835 to 2008 totals 152,000,000 troy ounces (4,700 t), worth over US $228 billion at 2011 prices. Almost all the gold in Nevada comes from large open pit mining and cyanide heap leaching recovery. The Carlin Trend, part of what is also known as the Carlin Unconformity by geologists, is 5 miles (8 km) wide and 40 miles (60 km) long running northwest-southeast, has since produced more gold than any other mining district in the United States and is one of the world’s richest gold districts.

The Company is currently focused on mineral exploration and development activities in the Carlin trend and Midas trend regions of Nevada. The Company’s Nevada properties include Rimrock, Silver Cloud, West Silver Cloud, Pony Spur and the more recent acquisition of Ivanhoe Creek.

Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow and to determine the presence of gold, silver or other precious mineral resources. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Waterton Global’s Hollister gold-silver mine, and 16 Km east southeast of Newmont's Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Hollister Mine has reserves of more than 1,000,000 ounces of high grade gold grading in excess of 1 ounces per ton gold. The Midas Mine had initial mineable reserves of more than 3M oz. of high-grade gold and 25M oz. of silver. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits.

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global’s Hollister gold-silver mine, and 22 Km southeast of Newmont's Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

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

Silver Cloud

The newly acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

As a result of this latest acquisition, the Company's land package in the region has increased by 11,000 acres, making it one of the largest landholders among junior exploration companies operating in Nevada with over 13,000 acres held. The Company has inherited a comprehensive database reflecting previous exploration campaigns conducted on the Silver Cloud Property by Placer Amex, Newmont, Placer Dome, Teck Resources and Geologix.

Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners. The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

Ivanhoe Creek

On October 11, 2013, the Company acquired the advanced-stage Ivanhoe Creek, Nevada, epithermal bonanza gold-silver property from RMIC Gold, a private Nevada company controlled by Richard R Redfern. Mr. Redfern is a director of the Company and this transaction is a non-arms length transaction. The Company has agreed to issue 150,000 shares of the Company’s common shares to RMIC Gold will pay one percent (1%) Net Smelter Returns royalties to RMIC Gold for 100% interest in the Ivanhoe Creek property. The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management. The property area is uninhabited and suitable for construction of large-scale mine facilities, if warranted. The property is situated 63 Km northeast of the mining center of Battle Mountain, and 75 Km west-northwest of the mining hub city Elko. Rimrock Gold controls 22 claims along the north side of the Hollister property. The property lies at the former site of a small mercury mine/ prospect from which an unknown but small quantity of flasks of mercury were produced, and south of Rimrock Gold’s Rimrock property.

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Hollister had a proven and probable resource of approximately 819,000 tonnes @ 35.3 g/t gold and 195 g/t silver. Ivanhoe Creek also lies 17 Km southeast of Newmont’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins, and has produced approximately 4.0 million ounces of gold and substantial silver. The initial published measured and indicated ore reserve for Midas was approximately 3,000,000 ounces of gold and 25,000,000 ounces of silver. Newmont recently announced plans for further expansion of the eastern, more silver rich part of the Midas Mine.

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

Operations of Tucana Exploration

The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is situated in the north-eastern part of the Superior Province, which itself lies in the heart of the Canadian Shield. The Superior Province extends from Manitoba to Quebec, and is mainly made up of Archean rocks. The general metamorphism is at the greenschist facies, except in the vicinity of intrusive bodies, where it can go to the amphibolite-to-granulite facies.

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

Employees

As of August 31, 2013, we had two employee and two part-time consultants to the Company.

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

We were incorporated in Nevada in August 2007. With the exception of $36,449 in cash, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended August 31, 2013 we have incurred a net loss of $665,498 and an accumulated deficit of $2,433,812. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Our future success is dependent, in part, on the performance and continued service of Jordan Starkman, our only officer. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jordan Starkman and Richard Redfern our only Directors. We currently do not have an employment agreement with Mr. Starkman or Mr. Redfern. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

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

We have no known mineral reserves and we may not find any gold, silver, or lithium and even if we find gold, silver or lithium it may not be in economic quantities. If we fail to find any gold, silver, or lithium or if we are unable to find gold, silver, or lithium in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Additionally, even if we find gold, silver, or lithium in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold, silver, or lithium is recoverable, we do not know that this can be done at a profit. Failure to locate gold, silver, or lithium in economically recoverable quantities will cause us to suspend operations.

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

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in gold, silver, or lithium pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral resources and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

Executive Offices

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

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Waterton Global’s Hollister gold-silver mine, and 16 Km east southeast of Newmont's Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Hollister Mine has reserves of more than 1,000,000 ounces of high grade gold grading in excess of 1 ounces per ton gold. The Midas Mine had initial mineable reserves of more than 3M oz. of high-grade gold and 25M oz. of silver. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits.

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global’s Hollister gold-silver mine, and 22 Km southeast of Newmont's Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

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

Silver Cloud

The newly acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

As a result of this latest acquisition, the Company's land package in the region has increased by 11,000 acres, making it one of the largest landholders among junior exploration companies operating in Nevada with over 13,000 acres held. The Company has inherited a comprehensive database reflecting previous exploration campaigns conducted on the Silver Cloud Property by Placer Amex, Newmont, Placer Dome, Teck Resources and Geologix.

Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners. The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

Ivanhoe Creek

The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management. The property area is uninhabited and suitable for construction of large-scale mine facilities, if warranted. The property is situated 63 Km northeast of the mining center of Battle Mountain, and 75 Km west-northwest of the mining hub city Elko. Rimrock Gold controls 22 claims along the north side of the Hollister property. The property lies at the former site of a small mercury mine/ prospect from which an unknown but small quantity of flasks of mercury were produced, and south of Rimrock Gold’s Rimrock property.

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Hollister had a proven and probable resource of approximately 819,000 tonnes @ 35.3 g/t gold and 195 g/t silver. Ivanhoe Creek also lies 17 Km southeast of Newmont’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins, and has produced approximately 4.0 million ounces of gold and substantial silver. The initial published measured and indicated ore reserve for Midas was approximately 3,000,000 ounces of gold and 25,000,000 ounces of silver. Newmont recently announced plans for further expansion of the eastern, more silver rich part of the Midas Mine.

Tucana Exploration Property

Abigail Property, Quebec

The Company's Quebec exploration target in 2013/2014 is expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

In October 2013, the Company elected to drop 83 Abigail claims and currently holds 95 Abigail claims.

Lac Kame and EM-1Properties, Quebec

The Company closed the Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.  The Company has elected to let these claims expire in November 2013.

ITEM 3.    LEGAL PROCEEDINGS

The Company previously entered into a contract with a consultant, pursuant to which the consultant was to provide the Company with investor relation services in exchange for 142,000 shares of the Company’s common stock. The services were not performed and the shares were not issued to the consultant. The Company faces a potential lawsuit from the consultant, but no claim has been filed as of the date of this Report. The Company intends to file a notification if such a claim is filed.

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

ITEM 4.    MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Our properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2012, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock is quoted on the OTC QB under symbol RMRK.  Minimal trading has occurred through the date of this annual report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal August 31, 2013
	High	Low

First Quarter (September 1, 2012 – November 30, 2012)	$0.33	$0.12
Second Quarter (December 1, 2012 – February 28, 2013)	$0.64	$0.12
Third Quarter (March 1, 2013 – May 31, 2013)	$0.45	$0.19
Fourth Quarter (June 1, 2013 - August 31, 2013)	$0.34	$0.12

	Fiscal August 31, 2012
	High	Low

First Quarter (September 1, 2011 – November 30, 2011)	$0.63	$0.20
Second Quarter (December 1, 2011 – February 28, 2012)	$0.56	$1.10
Third Quarter (March 1, 2012– May 31, 2012)	$0.36	$0.16
Fourth Quarter (June 1, 2012- August 31, 2012)	$0.36	$0.04
___________________________

Holders

As of the August 31, 2013, we had 53 stockholders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2013, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.  .  If we cannot generate sufficient revenues from our services or raise adequate, we may have to delay the implementation of our business plan.

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

On January 24, 2013, the Company filed a Certificate of Amendment to its Articles to change its name from “Tucana Lithium Corp.” to “Rimrock Gold Corp.”

On February 11, 2013, the Company effected a 1-for-8 reverse split (the “Reverse Split) of the issued and outstanding shares of the common stock. Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the Reverse Split of our common stock.

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2013/2014 is expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

In October 2013, the Company elected to drop 83 Abigail claims and currently holds 95 Abigail claims.

In March 2012, the Company also retained the services of Gestion SDM Inc. to represent the Company and manage all of the Company's mineral claims with the Department of Natural Resources in Quebec and has terminated the agreement as of August 2013.

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

Lac Kame and EM-1Properties, Quebec

In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The claims will expire in November 2013 and exploration work in the amount of $44,000 will be required upon renewal. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.  The Company has elected to let these claims expire in November 2013.

Plan of Operation: Nevada

On February 11, 2013, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as the Rimrock, West Silver Cloud and Pony Spur properties, located in northeast Nevada  (the “Acquired Properties”) and issued 17,800,000 shares of the Company’s Common Stock, to the sellers of the Acquired Properties as consideration for such properties. The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend in Elko, Nevada.

On February 13, 2013, the Company completed an Initial Closing of a “best efforts min-max” private offering of a minimum of $500,000 up to a maximum $1,000,000 with a group of accredited investors for total gross proceeds to us of $502,000.  The proceeds from the financing will be used exclusively for the newly acquired Nevada properties.

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

On May 3, 2013, Rimrock Gold entered into a Purchase Agreement with Geologix to acquire an exploration epithermal bonanaza gold-silver property in Nevada known as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 552 unpatented mining claims totaling 11,210 acres (the Mining Claims comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio. The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s Common Stock comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix. Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.

The shares were issued on May 5, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

Currently, our VP of Exploration and our advisory board are reviewing all of the data and reports received from Geologix Exploration on the Silver Cloud property.  The Company expects to have an exploration plan prepared in the coming months.

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Waterton Global’s Hollister gold-silver mine, and 16 Km east southeast of Newmont's Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Hollister Mine has reserves of more than 1,000,000 ounces of high grade gold grading in excess of 1 ounces per ton gold. The Midas Mine had initial mineable reserves of more than 3M oz. of high-grade gold and 25M oz. of silver. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits.
In April 2013, announce that it has completed an initial geological mapping and geochemical sampling program on the Rimrock gold-silver property in Elko County, Nevada. The new geologic mapping has shown that the Rimrock gold property contains a large-scale, multiple-fault dilation zone gold-silver target situated just north of the Hollister Mine.

The principal epithermal Midas style gold-silver target was validated and even augmented by the new geologic mapping and sampling. Seventeen new samples were taken and analyzed, to further investigate alteration and mineralization seen on the property. These new detailed sample data show anomalous gold (to 13 ppb Au), silver (to 0.87 ppm Ag), antimony (to 5.5 ppm Sb), arsenic (to 39.5 ppm As), mercury (to 327 ppm Hg), selenium (to 6.5 ppm Se), and thallium (to 3.45 ppm Tl), which could be associated with Midas and Carlin-style gold-silver deposits along certain major fault structures on the property. These were surface spot rock chip samples taken well above the zone where anomalous gold values would be expected to occur. More detailed geochemical data from this program may be found in Rimrock Gold's upcoming 10Q report.

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

Newmont drilled several very shallow rotary drillholes in the project area in 1984 searching for near-surface disseminated gold mineralization. The "top elevations" of epithermal Midas-Hollister type gold-silver targets at Rimrock likely start at 150 to 300 metre depths below surface. The main zone of ore grade gold-silver mineralization at Midas is at least 500 metres in height, below the "top elevations".  Local small poddy bodies of mineralization may occur above this "top elevation" level as at Midas. Rimrock Gold's exploration efforts are focused upon discovery of deeper Midas and Hollister Mine style gold-silver mineralization, 125 to 300 metres below the surface. The elevations of ore zones at Hollister will be used to help guide exploration on the Rimrock property.

In April 2013, the Company also announced that its contractor Zonge Engineering has completed a new Controlled Source Audio Magnetotelluric ("CSAMT") geophysical resistivity survey on the Company's Rimrock gold-silver project. CSAMT surveys have previously been very successful in delineating lithological boundaries and major fault zones in the region, including at the Hollister mine.

Zonge Engineering completed a 4-line survey covering 10.9 line Km east-west across the project property, spaced 250 to 400 meters apart, encompassing numerous geological targets previously identified by the Company's technical team. The Company is presently interpreting the data with the help of Wright Geophysics. The final interpretations will be used to help select new exploration drilling targets at Rimrock.

Preliminary analysis of the raw CSAMT data appears to provide an excellent basis for defining and interpreting potentially mineralized structures at Rimrock. Some of these structural zones appear to be much wider than previously thought, including the previously identified "Dilation" Midas-style gold-silver target. The CSAMT survey also appears to have better defined the lithological boundary between the older Paleozoic basement rocks and the overlying volcanic rocks present at the surface, along with the geometry of faulting in the property area.

The Paleozoic rocks at Rimrock have been domally uplifted to the surface, immediately west of the property boundary, with Vinini Formation sedimentary rocks present. As a result, the mineralized layer with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Fault feeders for gold are critical in defining where both Midas- and Carlin-style gold mineralized bodies lie, and CSAMT has been proven as an excellent, cost-effective technique to identify fault feeders in the region. An updated evaluation of the northwest extension of the Carlin trend has just been completed, and the Rimrock property is interpreted to lie directly in the heart of this projection of the prolific gold-bearing trend.

In May 2013, the Company announced that its geophysics consultant Wright Geophysics has provided the Company with an initial interpretation of the recently completed Controlled Source Audio Magnetotelluric ("CSAMT") geophysical resistivity survey on the Company's wholly-owned Rimrock gold-silver property in Elko County, Nevada. The Rimrock property is strategically located in a highly mineralized epithermal gold-silver district, 7 Km northwest of Rodeo Creek's Hollister mine, and 16 Km southeast of Newmont's Midas mine.

The survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter, of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company's technical team, and include the following observations:

●	The previously identified "Dilation" gold-silver target on surface along the major "IC Fault Zone" has been verified at depth by the survey.
●	The siliceous mineralization associated with the "Dilation" target has been interpreted to be constrained by steeply dipping near-vertical fault zones.
●
These fault zones are interpreted to be up to 150 meters in width, representing one of the widest gold-silver targets in the entire Midas-Hollister region, potentially hosting near-surface bulk-mineable gold mineralization.

●	The location of older Paleozoic basement rocks has been identified to be between 275 and 375 meters below surface, confirming the mineralization model developed by Company geologists.

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

In July 2013, the Company announced that it has identified and selected five new drill sites for drilling. The new drill sites were defined through interpretation of geological, geochemical, and geophysical data collected on the project by various former property owners and option-holders over the past 35 years. The Company's management team has identified several mineralization targets along the IC Fault system, including the large Dilation Zone located between two well-defined faults representing a 100 meter wide drill target area. The Company plans to drill-test the area of convergence of these two faults at the northern and southern ends of the Dilation Zone. The Rimrock project has never been drill-tested specifically for the Midas-style gold-silver mineralization envisioned by the Company's management. Rock samples from a recently completed surface sampling program at the project show anomalous values of several indicator metals typically associated with Midas-Hollister gold deposits, including arsenic and selenium.

In conclusion the Company's comprehensive database for the Rimrock project provides a much clearer basis for defining the presence, geometry, and depth extensions of north-south trending structures that contain opalite-cinnabar (mercury sulfide) mineralization. The Company is planning to drill these initial targets, upon posting the requisite reclamation bond and receiving the drill-permit from the U.S. Bureau of Land Management.

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

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global’s Hollister gold-silver mine, and 22 Km southeast of Newmont's Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Silver Cloud

The newly acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

As a result of this latest acquisition, the Company's land package in the region has increased by 11,000 acres, making it one of the largest landholders among junior exploration companies operating in Nevada with over 13,000 acres held. The Company has inherited a comprehensive database reflecting previous exploration campaigns conducted on the Silver Cloud Property by Placer Amex, Newmont, Placer Dome, Teck Resources and Geologix. This database includes:

●	Drilling information including drill hole locations, drill core logs, cross-sections, long-sections, level plans, down hole survey information, QA/QC information and assay results
●	Regional and local geological information including lithological mapping, structural interpretations, alteration mapping, large-scale formational modeling and detailed mineralization modeling
●	Geochemical information including surface rock chip sampling, multivariate soil sampling and biogeochemical sampling surveys
●	Geophysical information including Airborne Magnetics (AeroMag), Controlled Source Audio Magnetotelluric (CSAMT), E Scan, and Ground Gravity surveys
●	Base maps including claim maps, topographic maps and satellite images

Modern exploration on the Silver Cloud Property was conducted in the 1980's, when Placer Amex drilled 14 shallow holes in search of mercury. That campaign's best gold hit was a 3.05 meter intercept grading 0.197 g/t Au. In 1989, Newmont optioned the property and conducted additional shallow drilling of 23 holes in different parts of this large property through 1994, including in the Quiver Mine area in the northwest part of the property. Highlights from these Newmont drill programs included a 1.52 meter intercept grading 3.1 g/t Au at shallow depths.

Teck Cominco optioned the property and conducted 4,023 m of drilling in 10 holes between 1999 and 2001. Teck discovered high-grade gold mineralization at the historic mercury-producing Silver Cloud Mine in reverse-circulation hole SCT-6 that encountered three intervals of good grade gold mineralization totaling 27.4 meters of down-hole core length between 310.9m and 452.6m. Those intervals included a 1.52 meter intercept grading 145 g/t Au at a depth of 318m in sheared volcanics.

Placer Dome optioned the property in 2002 and subsequently drilled 3,832 meters in 11 rotary and core holes in the property area. Placer Dome's best drill intercept was from a new discovery in the Egg Hill target area, situated 1400 meters west of the Silver Cloud Mine and close to the West Silver Cloud property. The intercept graded 5.53 g/t Au over a 12.2 meter interval in a structure at the contact between two lithological units – the rhyolite tuff and the intrusive rhyolite porphyry.

Geologix acquired control of the property in 2003, and subsequently drilled 2 deep holes on the property in 2005. These holes were drilled on the northwest side of the Silver Cloud Mine away from the high-grade Teck drill holes and targeting two inferred fault structural zones. Geologix encountered numerous zones of breccia and silica mineralization in these two holes over significantly wide intervals.

The working Midas-style gold target model used by the Company's technical team interprets the "top elevations" of epithermal Midas-Hollister type gold-silver targets at Silver Cloud to start at 150 to 300 meter depths below surface. The main zone of ore grade gold-silver mineralization at Midas extends for at least 500 meters vertically, below the "top elevations". Local "pod-like" bodies of gold mineralization may occur above this "top elevation" level, as at Midas and in the larger open pit at Hollister. The Company's exploration efforts are focused upon discovery of Midas and Hollister style gold-silver mineralization, 125 to 300 metres below the surface.

The main gold-silver targets at the Silver Cloud Property are Midas-Hollister style volcanic epithermal low-sulfidation vein and disseminated gold deposits, which appear to be situated along or near fault zones, near or beneath siliceous "sinter" hot spring deposits. These siliceous sinters occur on and close to the paleo ground surfaces along the Midas - Silver Cloud trend, which is part of the "Northern Nevada Rifts" volcanic province. Mercury occurrences are present locally in and near these siliceous sinters, and are interpreted to be locally indicative of gold mineralization at further depth, as at Hollister. At least three gold target areas have been discovered by rock chip sampling and drilling to date on the Silver Cloud Property: 1) the "Mine" target at the Silver Cloud Mine discovered by Teck, where a drill hole carried a 1.5 meter intercept grading 157 g/t Au at a depth of 318 meters below surface, 2) the "Egg Hill" target area initially discovered by Placer Dome and further explored by Geologix, and 3) the Quiver target area explored by Newmont and Geologix. Several exploration holes were drilled at Egg Hill, including a significant gold discovery hole yielding 12.2 metres of 5.53 g/t Au at a depth of 208 metres below surface, situated at the contact with a rhyolitic intrusive.

Geologix drilled two core holes in the Mine target area, away from the earlier Teck and Placer Dome drillholes. These holes encountered highly anomalous gold and silver in sulfide-rich breccias and low-temperature banded Midas-style quartz veins. To date, less than 10% of the large Silver Cloud Property has been explored. No drilling work has yet been conducted on the Company's adjoining West Silver Cloud claims area.

The Silver Cloud Property also lies directly astride the prolific Carlin Trend break that boasts numerous giant world-class sediment-hosted gold deposits. Excitingly, the Paleozoic rocks that host numerous gold deposits in the region, are present at the surface at the Hollister Mine and near the Company's Rimrock property, north of Silver Cloud. Consequently, Silver Cloud may have Carlin-style gold potential, albeit at fairly great depths. The CSAMT data is being evaluated to further investigate this Carlin-style gold potential. Great Basin Gold drilled one deep hole at Hollister and penetrated Devonian Rodeo Creek unit Paleozoic rocks, but never reached the Carlin-host Popovich-equivalent limestone rock section, which lies at still greater depths.

AngloGold drilled a deep hole at the Hatter prospect, east of the Hollister open pit, and penetrated  lower Paleozoic rocks and a granitic intrusive of possible Mesozoic age. Rodeo Creek Gold discovered a new granitic intrusive body (possibly Eocene in age) situated between the Hatter granitic stock and the Hollister open pit, and found gold mineralization in this area, away from their main east-west trending gold-silver vein systems. Thus, the Silver Cloud area may have potential for gold deposits associated with granitic stocks and nearby faults, at depth. The gravity and CSAMT data will be used to further evaluate this possibility. For now, the Company is focused on the discovery of relatively shallow Midas style gold-silver deposits.

In September 2013, the Company announced hat it has received the Silver Cloud project drill core from Geologix Explorations.  More than $2.4 million in exploration expenditures have been made on Silver Cloud since 2003. Prior to that, Placer Amex, Newmont, Teck, and Placer Dome conducted significant exploration on the Silver Cloud Property as well.

The Company will study the newly-acquired Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Geologix' latest two drillholes at Silver Cloud encountered several zones of gold mineralization, and previous drilling by Placer Dome and Teck encountered local zones of very high-grade gold mineralization.

After an initial study of the Company's new database including previous exploration campaigns conducted on the Silver Cloud Property, has led to the discovery of a fourth, possibly significant new target extension of one of the southernmost vein systems occurring directly on the Hollister Mine property. This is located in the northeast corner of the Silver Cloud property. The Company now will conduct further research on this target zone in advance of possible drilling in 2014.

The main gold-silver targets at the Silver Cloud Property are Midas-Hollister style volcanic epithermal low-sulfidation vein and disseminated gold deposits, which appear to be situated along or near fault zones. Mercury occurrences are present locally in and near these siliceous sinters, and are interpreted to be locally indicative of gold mineralization at further depth as at Hollister. At least four gold target areas have been discovered by rock chip sampling, mapping and drilling to date on the Silver Cloud Property: 1) the "Mine" target at the Silver Cloud Mine discovered by Teck, where a drilled hole carried a 1.5 meter (5 feet) intercept grading 157 g/t Au at a depth of 318 meters below surface, 2) the "Egg Hill" target area initially discovered by Placer Dome and further explored by Geologix, where up to 12.2 metres of 5.53 g/t Au, 3) the Quiver target area explored by Newmont, and 4) the newly discovered Hollister South target mentioned above.

The Silver Cloud Property also lies directly astride the prolific Carlin Trend break that boasts numerous giant world-class sediment-hosted gold deposits. This is a highly favorable environment for Carlin-style gold deposits found at the Gold Acres and Getchell mines owned by Barrick Gold Corp. Silver Cloud may have Carlin-style gold potential at depth.

Ivanhoe Creek

On October 11, 2013, the Company acquired the advanced-stage Ivanhoe Creek, Nevada, epithermal bonanza gold-silver property from RMIC Gold, a private Nevada company controlled by Richard R Redfern. Mr. Redfern is a director of the Company and this transaction is a non-arms length transaction. The Company has agreed to issue 150,000 shares of the Company’s common shares to RMIC Gold will pay one percent (1%) Net Smelter Returns royalties to RMIC Gold for 100% interest in the Ivanhoe Creek property. The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management. The property area is uninhabited and suitable for construction of large-scale mine facilities, if warranted. The property is situated 63 Km northeast of the mining center of Battle Mountain, and 75 Km west-northwest of the mining hub city Elko. Rimrock Gold controls 22 claims along the north side of the Hollister property. The property lies at the former site of a small mercury mine/ prospect from which an unknown but small quantity of flasks of mercury were produced, and south of Rimrock Gold’s Rimrock property.

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Hollister had a proven and probable resource of approximately 819,000 tonnes @ 35.3 g/t gold and 195 g/t silver. Ivanhoe Creek also lies 17 Km southeast of Newmont’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins, and has produced approximately 4.0 million ounces of gold and substantial silver. The initial published measured and indicated ore reserve for Midas was approximately 3,000,000 ounces of gold and 25,000,000 ounces of silver. Newmont recently announced plans for further expansion of the eastern, more silver rich part of the Midas Mine.

Gold exploration drilling has been conducted near and under certain of these mercury prospects. Most recently, Kent Exploration Ltd drilled 5 shallow exploration core drillholes in 2007 for gold and silver, totaling 791.3 meters. Drilling to date at Ivanhoe Creek has discovered at least two significant gold-silver target areas. These are associated with northerly-trending uplifted fault-bounded blocks of rocks (“horsts”), which extend northward into the Rimrock property, and south into the Hollister property. These horsts were delineated and verified by CSAMT geological surveys in 2006. Mercury-bearing silica deposits (“sinter”) locally are associated with gold in Nevada, and mercuric sinters are found at Ivanhoe Creek alongside and above these horsts. Kent’s shallow drilling tested some of these sinter targets.

The five exploration holes drilled at Ivanhoe Creek are believed to have been too shallow to adequately test for the Midas-style gold-silver targets envisioned by the Company. The drillholes at Ivanhoe Creek found: 1) Anomalous assay values of gold in each hole drilled, and 2) Anomalous silver values in each hole, including up to an assay value of 7.64 ounces per ton silver in hole 07-10 between 426-436 feet (core length; true width not known). This latter silver-rich intercept also contained high values of 1130 ppm tungsten, more than 100 ppm mercury, and 0.02 ppm gold. Local high geochemical analysis values of arsenic, antimony, and selenium suggest that a Midas-style mineral system was imposed on these rocks altered and metamorphosed earlier by contact metamorphism of nearby granitic plutons

The main gold-silver targets at Ivanhoe Creek are Midas-Hollister style volcanic epithermal low-sulfidation vein and disseminated gold deposits, which appear to be situated along or near fault zones, beneath siliceous silica “sinter” hot spring deposits that occur on the paleo ground surface along the Midas – Silver Cloud trend, which is part of the “Northern Nevada Rifts” volcanic province. Mercury occurrences are present locally in and near these surficial siliceous sinter deposits, perhaps locally indicative of gold deposits at further depth, as at Hollister. The “top elevations” of epithermal Midas-Hollister type gold-silver targets typically start at 150 to 300 meter depths below surface. The main zone of ore grade gold-silver mineralization at Midas is at least 500 metres in height, below the “top elevations”. Local small poddy bodies of high-grade gold mineralization may occur above this “top elevation” level as at Midas. Rimrock Gold’s exploration efforts are focused upon discovery of deeper Midas and Hollister Mine style gold-silver mineralization at Ivanhoe Creek, but the possibility of finding near-surface open pittable gold-silver mineralization is still present due to the minimal level of exploration of Ivanhoe Creek. The elevations of the main ore zones at Hollister are at elevations of 4900 to 5400 feet ASL. This will be used to help guide exploration on the Ivanhoe Creek and Rimrock properties.

The Ivanhoe Creek property also lies directly astride the prolific Carlin Trend break that boasts numerous giant world-class sediment-hosted gold deposits. Excitingly, the Paleozoic rocks at Ivanhoe Creek are present at surface just north of the property boundary, and also were encountered in Kent’s drillholes. Consequently, the Ivanhoe Creek property does have Carlin-style gold potential, albeit perhaps at fair depths. Great Basin Gold drilled one deep hole in the southeastern part of their property at Hollister and penetrated Devonian Rodeo Creek unit Paleozoic rocks. They never reached the Carlin-host Popovich-equivalent limestone rock section, which lies at still greater depths at this particular locality. The Rimrock – Ivanhoe Creek area is interpreted as being a structurally uplifted dome, which could have brought Carlin deposit age rocks closer to the surface. The Company is now focused upon the discovery of relatively shallow Midas style gold-silver deposits.

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

Spin-Out PBTD Segment

On May 11, 2012, the Company entered into a Stock Purchase Agreement (with (i) Pay By The Day; and (ii) Jordan Starkman, Chief Executive Officer and the director of the Company and President of the Subsidiary (“Starkman”), pursuant to which, Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and a all the liabilities and obligations of Pay By The Day (the “Spin-out”). The Company has divested its interest and no longer operates and own as a wholly owned subsidiary Pay By The Day Company Inc.

Consulting Agreement

On March 1, 2013, the Company signed a one year consulting agreement with a United States company, under common control, and agreed to pay the Company 3,500,000 shares of common stock for market expansion and business consulting.

Results of Operations for the years ended August 31, 2013 and 2012

Revenues

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

Operating Expenses

For the period from inception through August 31, 2013, our operating expenses and loss from continuing operation were $1,833,831, and our net loss from continuing operations was $2,297,501.

Operating expenses from continuing operation for the year ended August 31, 2013 was $665,498 compared to $256,471 for the year ended August 31, 2012. The increase in operating expenses of $409,027 during the year ended August 31, 2013 compared to the year ended August 31, 2012 is primarily attributed to an increase in professional fees related to the acquisition of the Property, as well as Nevada claims maintenance fee.  Professional fees the year ended August 31, 2013 were $513,954 and $211,817 for the year ended August 31, 2012. The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition. In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional fees. Claim maintenance fees are incurred on the newly acquired Properties in Nevada.

Net Loss

Loss from continuing operations was $665,498 for year ended August 31, 2013 and $731,962 for year ended August 31, 2012.

The decrease in loss of $66,464 is mainly due to impairment of $451,870 for the mineral property claims in the year 2012, offset by increase in expenses by $409,027 in 2013 due to the reason explained above.

During the years ending August 31, 2013 and 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of August 31, 2013 we had a cash balance of $36,449 as compared to $11,191 as at August 31, 2012.  Increase in cash is mainly due to proceeds from issuance of shares during the current year.

The Company raised approximately $508,284 net of commissions, from the issuance of shares of common stock of the Company during the year ended August 31, 2013. The proceeds are being used to fund operating and investing activities of the Company as discussed above in our Plan of Operations.

The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign in accordance with the NI 43-101, and the Company’s detailed plan for drilling the Rimrock Property plus any future acquisitions. In addition, the Company is preparing a detailed exploration plan to advance the recently acquired Silver Cloud property. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.

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

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rimrock Gold Corp. (formerly Tucana Lithium Corp.) and subsidiaries

We have audited the accompanying consolidated balance sheets of Rimrock Gold Corp. and subsidiaries (an Exploration Stage Company) as of August 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended August 31, 2013 and 2012 and for period from the date of inception (June 5, 2003) to August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimrock Gold Corp. and subsidiaries (an Exploration Stage Company) as of August 31, 2013 and 2012, and the results of its operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended August 31, 2013 and 2012 and for the period from the date of inception (June 5, 2003) to August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Toronto LLP
Licensed Public Accountants
Markham, Canada
October 15, 2013

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	August 31, 2013	August 31, 2012
ASSETS
Current Assets
Cash	$36,449	$11,191
Prepaid and sundry	80,596	11,129
Total Current Assets	117,045	22,320
Long Term Assets
Mineral property claims	3,327,117	133,108
Equipment	758	958
Total Long Term Assets	3,327,875	134,066
Total Assets	$3,444,920	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,603	$32,539
Convertible notes payable	-	111,330
Advances from a related party	16,109	-
Total Liabilities	24,712	143,869

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	34,615	7,420
Additional paid-in capital	5,962,315	1,782,951
Accumulated other comprehensive loss	(9,802)	(9,540)
Deficit accumulated during the development stage	(2,566,920)	(1,768,314)
Total Stockholders' Equity	3,420,208	12,517
Total Liabilities and Stockholders' Equity	$3,444,920	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For the Period from Inception (June 5, 2003) to August 31, 2013
EXPENSES
Professional fees	$513,954	$211,817	$1,512,283
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	4,017	22,656	119,740
Advertising and promotion	7,526	1,788	16,707
Telecommunications	6,422	2,184	17,055
Rent and occupancy costs	16,450	7,728	27,310
Office and general	16,886	4,470	30,104
Interest and bank charges	8,903	5,708	19,172
Depreciation	200	120	320
TOTAL OPERATING EXPENSES	665,498	256,471	1,833,831
LOSS FROM OPERATIONS	(665,498)	(256,471)	(1,833,831)
Interest income	-	-	11,821
Impairment of mineral property claims	(133,108)	(451,870)	(-584,978)
Impairment of convertible note receivable	-	(23,621)	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(798,606)	(731,962)	(2,430,609)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(798,606)	(731,962)	(2,430,609)
LOSS FROM DISCONTINED OPERATION, NET OF TAX	-	(3,742)	(136,311)
NET LOSS	$(798,606)	$(735,704)	$(2,566,920)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	(262)	896
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	23,621
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(798,868)	$(707,445)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	109
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	(3,633)
TOTAL COMPREHENSIVE LOSS	(798,868)	(711,078)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.00)	(0.01)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED		-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,807,142	7,122,884

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	Common Stock		Additional Paid	Common Stock	Accumulated Other Comprehensive	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	In Capital	Issuable	Loss	Stage	Equity
Opening Balance
Issuance of common stock at inception	250,000	250	(50)				$200
Foreign currency translation					(109)		(109)
Net loss						(1,257)	(1,257)
Balance, August 31, 2003	250,000	250	(50)		(109)	(1,257)	(1,166)
Foreign currency translation					(505)		(505)
Net loss						(5,825)	(5,825)
Balance, August 31, 2004	250,000	250	(50)		(614)	(7,082)	(7,496)
Foreign currency translation					(504)		(504)
Net loss						(5,810)	(5,810)
Balance, August 31, 2005	250,000	250	(50)		(1,118)	(12,892)	(13,810)
Foreign currency translation					8,200		8,200
Net loss						(18,388)	(18,388)
Balance, August 31, 2006	250,000	250	(50)		7,082	(31,280)	(23,998)
Issuance of common stock for cash	62,500	62	(12)				50
Unrealized loss on available-for-sale securities, net of taxes					(2,815)		(2,815)
Foreign currency translation					(12,682)		(12,682)
Net loss						(16,945)	(16,945)
Balance, August 31, 2007	312,500	$312	$(62)		$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	448,750	449	35,451				35,900
Issuance of common stock for services	12,500	13	987				1,000
Unrealized loss on available-for-sale securities, net of taxes					(1,994)		(1,994)
Foreign currency translation					3,926		3,926
Net loss						(94,389)	(94,389)
Balance, August 31, 2008	773,750	$774	$36,376		$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	125,000	125	49,875				50,000
Foreign currency translation					(973)		(973)
Net loss						(124,214)	(124,214)
Balance, August 31, 2009	898,750	$899	$86,251		$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	750,000	750	119,250				120,000
Issuance of common stock for cash	250,000	250	74,750				75,000
Issuance of common stock for accounts payable	25,000	25	9,975				10,000
Issuance of common stock for consulting services				50,000			50,000
Foreign currency translation					2,442		2,442
Forgiveness of advances from related party			120,000				120,000
Net loss						(267,389)	(267,389)
Balance, August 31, 2010	1,923,750	$1,924	$410,226	$50,000	$(5,014)	$(534,217)	$(77,081)
Issuance of common stock for mineral claims	2,500,000	2,500	397,500				400,000
Issuance of common stock for cash, net of commissions	2,059,275	2,059	808,494				810,553
Issuance of common stock for accounts payable	250,000	250	49,750	(50,000)			-
Issuance of common stock for debt conversion	75,000	75	14,915				14,990
Unrealized loss on convertible notes receivable					(23,622)		(23,622)
Foreign currency translation					(5,530)		(5,530)
Net loss						(498,393)	(498,393)
Balance, August 31, 2011	6,808,025	$6,808	$1,680,885	$-	$(34,166)	$(1,032,610)	$620,917
Issuance of common stock for rent	15,625	16	3,484	-	-	-	3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-	-	54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-	-	18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-	-	20,000
Convertible debentures equity portion			6,800				6,800
Realized gain on convertible notes receivable					23,621		23,621
Foreign currency translation					1,005		1,005
Net loss						(735,704)	(735,704)
Balance, August 31, 2012	7,420,109	$7,420	$1,782,951	$-	$(9,540)	$(1,768,314)	$12,517
Conversion of convertible debentures	641,370	642	127,633	-	-	-	128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-	-	508,284
Issuance of common stock for consulting services	2,500,000	2,500	372,500	-	-	-	375,000
Issuance of common stock to acquire mineral property claims	21,300,000	21,300	3,173,700	-	-	-	3,195,000
Foreign currency translation					(262)		(262)
Net loss						(798,606)	(798,606)
Balance, August 31, 2013	34,614,627	$34,615	$5,962,315	$-	$(9,802)	$(2,566,920)	$3,420,208

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For The Period From Inception (June 5, 2003) To August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(798,606)	$(735,704)	$(2,566,920)
Less: Loss from discontinued operations, net of tax expense	-	3,742	136,311
Loss from continuing operations	(798,606)	(731,962)	(2,430,609)
Items not affecting cash
Depreciation	200	120	320
Accretion expense on convertible notes payable	13,670	5,630	19,300
Accrued interest on convertible notes payable	3,274	-	3,274
Impairment of mineral property claims	133,108	451,870	584,978
Impairment of convertible note receivable	-	23,621	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	300,000	18,000	419,000
Issuance of common stock for rental	-	3,500	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	5,533	(5,289)	(5,596)
Change in accounts payable and accrued liabilities	(23,936)	13,721	8,603
Net cash used in operating activities from continuing operations	(366,757)	(220,789)	(1,250,847)
Net cash used in operating activities from discontinued operations	-	(2,564)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(366,757)	(223,353)	(1,365,104)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(132,117)	(14,978)	(147,095)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	(1,130)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(132,117)	(16,108)	(172,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	112,500	141,040
Repayment of convertible notes payable	-	(3,550)	(163,550)
Advances (to) from a related party	16,109	-	141,109
Repayment of advance from a related party	-	(203)	-
Issuance of common stock, net of issuance costs	508,285	54,378	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394	163,125	1,580,787
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)	651	(6,477)
NET INCREASE (DECREASE) IN CASH	25,258	(75,685)	36,449
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$36,449	$11,191	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	$3,195,000	20,000
Convertible debt converted to common stock	$128,274	-

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ORGANIZATION

Rimrock Gold is a diversified mineral exploration company focused on identifying, acquiring, advancing, and drilling high-grade gold-silver exploration projects in Nevada, and lithium exploration projects in Quebec.

Rimrock Gold Corp., formerly named Tucana Lithium Corp., Oteegee Innovations Inc. and Pay By The Day Holdings Inc., (the “Company” or “Rimrock”) was incorporated in August 2007 in the State of Nevada.

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

On December 2, 2010 the Company closed an Asset Purchase Agreement with Alain Champagne and other parties to acquire a One Hundred (100%) interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada (the “Property”). It is covered by NTS sheets 32O12 and 32O13.  The Property is made up of 222 map-designated cells totaling approx 11,844 hectares.   Pursuant to the Abigail purchase Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

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

On May 11, 2012, the Company entered into an Asset Purchase Agreement (the “Assets Purchase Agreement”) with a group of sellers with Alain Champagne as the representative (“the Selling Group”) to acquire from the Selling Group all of the interest in two mining properties known as the Lac Kame and EM-1 both located in the Nemaska area of James Bay, Quebec region of Canada (the “Acquired Mines”), and in exchange, the Company shall issue a total of 2,000,000 shares of the Company’s common stock (the “Shares”) and make a cash payment of $3,000 to the Selling Group(the “Assets Acquisition”). The amount of consideration paid for the Acquired Mines is less than 10% of the total assets of the Company as of the closing of the Assets Acquisition. In addition, pursuant to the Assets Purchase Agreement, the Company agreed to an additional payment of $50,000 and the issuance of 1,000,000 shares to the Selling Group if and when the Company spends a total of $1,000,000, an additional payment of $100,000 and the issuance of 1,000,000 shares if and when the Company spends $2,500,000, and an additional payment of $150,000 and the issuance of 1,000,000 shares if and when the Company spends a total of $5,000,000 on the Acquired Mines. The amount of spending by the Company on the Acquired Mines is deemed as an index of any previously unidentified and additional value of the properties. The Company also agreed to pay the Selling Group a 3% net smelter royalty on any commercial producing mineral deposit from the Acquired Mines pursuant to the Assets Purchase Agreement. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.

On May 11, 2012, the Company also entered into a stock purchase agreement with Jordan Starkman, Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the PBTD.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD was dormant with limited transactions.

On January 24, 2013, the Company filed a certificate of amendment to amend the articles of incorporation with the Nevada Secretary of State changing the Company’s name to Rimrock Gold Corp.

On February 11, 2013, Rimrock Gold Corp., closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada (the “Acquired Properties”) and issued 17,800,000 shares of its common stock, par value $0.001 (the “Common Stock”), to the sellers of the Acquired Properties as consideration for such properties. The Company accounted for this transaction as an asset acquisition.

As a condition to closing of the Merger Agreement, on February 8, 2013 the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the Common Stock (the “Reverse Stock Split”).  As a result, the issued and outstanding shares of Common Stock decreased from 66,435,908 shares prior to the Reverse Stock Split to 8,304,488 shares following the Reverse Stock Split.

Concurrent with the acquisition, the Company completed an initial closing (the “Initial Closing”) of a “best efforts min-max” private offering of a minimum of $500,000 up to a maximum $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $502,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued to the Purchasers (i) shares of our Common Stock at a purchase price of $0.20 per share; and (the “Shares”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of our Common Stock at an exercise price of $0.30 per share.

On May 3, 2013, Rimrock Gold Corp. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Geologix Explorations Inc., a corporation existing under the laws of the Province of British Columbia (“Geologix Canada”) and Geologix (U.S.) Inc., a Nevada corporation (“Geologix USA” and, together with Geologix Canada, “Geologix”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada know as the Silver Cloud Property (the “Silver Cloud Property”).  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 552 unpatented mining claims totaling 11,210 (the “Mining Claims” comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”). The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms. In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix. Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.

Geologix has agreed not to sell, transfer, negotiate or enter into any agreement to sell or announce an intention to sell or transfer two-hundred thousand (200,000) of the Rimrock Shares for a period of six (6) months from their date of issuance and the remaining two-hundred thousand (200,000) Rimrock Shares for a period of twelve (12) months from their date of issuance.

On August 31, 2013, Tucana Exploration Inc., a wholly owned subsidiary of Rimrock Gold Corp., decided to write down the entire book value of the 215 claims in Abigail property based on the management’s decision to not renew any of the claims upon their expiration in 2014.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

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

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration and pre-extraction expenditures incurred on mineral properties are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Valuation of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell.

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

There were no dilutive financial instruments for the year ended August 31, 2013 and 2012 or for the period from inception (June 5, 2003) to August 31, 2013, as the inclusion of dilutive shares would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220) – Presentation of Comprehensive Income” (ASU No. 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The Company includes the required disclosures in a single continuous statement of comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning August 1, 2013, however early adoption is permitted. The Company adopted ASU 2012-02 in its fiscal year 2013 consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

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

The following table summarizes the operating results of the discontinued operation for the period indicated:

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For the Period from Inception (June 5, 2003) to August 31, 2013
Revenue	$-	$3,024	$387,810
Cost of goods sold		2,175	268,109
Gross profit	-	849	119,701
Operating expenses		4,591	256,012
Loss from discontinued operations before tax		(3,742)	(136,311)
Income taxes		-	-
Loss from discontinued operations after income tax expenses	$-	$(3,742)	$(136,311)

6.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2013	Net 2012
Furniture and equipment	$3,634	$3,073	$561	$780
Computer	15,695	15,498	197	178
	$19,329	$18,571	$758	$958

7.	MINERAL PROPERTY CLAIMS

As at August 31, 2013, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the year ended August 31, 2013, annual maintenance payments of approximately $91,140 (2012 – Nil) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:
	August 31, 2013	August 31, 2012
Lithium Properties (a)	$-	$133,108
Rimrock Property, West Silver Cloud and Pony Spur (b)	3,022,117	-
Silver Cloud Property (c)	305,000	-
	$3,327,117	$133,108

a.	Lithium Properties

The Company is currently exploring lithium deposits in the Abigail Lithium Property located in the James Bay region of Quebec, Canada.  As of August 31, 2013, the property consists of 178 map-designated cells totaling approximately 9,510 hectares. In addition, the Company holds 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1.  Combined the Lac Kame property and EM-1, there are total 1,966 hectares.  On August 31, 2013, management decided to fully write down the Abigail Lithium property, based on the management’s decision to not further renew the claims upon their expiration between November 2013 to November 2014.

b.	Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  At August 31, 2013, the capitalized costs totaled $3,022,117 (2012 – Nil).

The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  In accordance with the guidance provided in ASC 505, the transaction has been accounted for as “Purchase of Assets”. The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  These costs have been included in the cost of the assets acquired.

c.	Silver Cloud Property

On May 3, 2013, the Company entered into a purchase agreement to acquire an exploration epithermal bonanaza gold-silver property in Nevada, known as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) the Mining Claims that compress 552 unpatented mining claims totaling 11,210 acres, and (ii) the Pescio Lease dated June 1, 1999 between Teck Resources Inc., and Carl Pescio and Janet Pescio, which requires that the Company pays $50,000 to Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.  These 500,000 shares were issued during the last quarter ended August 31, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.  At August 31, 2013, the capitalized costs totaled $305,000 (2012 – Nil), including lease payment of $50,000 to Pescio family.

8.	IMPAIRMENT OF MINERAL PROPERTIES

The Company’s mineral properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

As at August 31, 2013, the Company was looking at other properties in Nevada, Elko County surrounding areas to determine if there is any indication of impairment on our Rimrock, West Silver Cloud, Pony Spur and Silver Cloud mineral property claims. Since the surrounding areas still have comparable value, there is no reason to believe they have declined in value since acquired.

On August 31, 2013, management decided to fully write down the capitalized cost of Abigail property, based on the management’s decision to not further renew the claims upon their expiration, and recognized an impairment loss of $133,108 for the year ended August 31, 2013.

As at August 31, 2012, because the Company had not renewed 85 mineral claims located on the northern perimeter of the property, there was an indication for impairment, and the Company performed a quantitative analysis by evaluating the recoverability of the mineral claims and recognized an impairment loss of $451,870 on the mineral property claims for the year ended August 31, 2012.

9.	ADVANCES FROM A RELATED PARTY

The advances from stockholder were from the officer and director, Jordan Starkman.  The amount is non-interest bearing, unsecured and due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

10.	CONVERTIBLE NOTES PAYABLE

On May 16, 2012, the Company issued a one-year convertible note payable in the amount of $125,000.  The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur.  At any time or times on or before May 16, 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.20 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company segregated the liabilities component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the convertible note payable. Upon issuance, the Company estimated the fair value of the liability component of the 4% convertible note payable, assuming a 10% non-convertible borrowing rate, to be $118,200. The difference between the fair value of liability component and principal amount was $6,800. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the term to maturity.

In addition, the Company paid $12,500 in commissions related to raising the above mentioned proceeds which were reduced from the liability component of the debentures and are being amortized over the term to maturity. Accretion expense of $13,670 was recognized for the year ended August 31, 2013 (2012 – 1,983) and is presented within professional fees on the consolidated statement of operations.

On January 9,  2013, the $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.20 per share.

11.	RELATED PARTY TRANSACTIONS

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

On March 1, 2013, The Company signed a one year consulting agreement with a United States company, under common control, and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting. 2,500,000 shares have been issued up to August 31, 2013 and 1,000,000 shares will be issued within next year.

Consulting fees paid to Mr. Starkman for the year ended August 31, 2013 were $24,068 (2012 – $41,289).

Consulting fees paid to Mr. Redfern for the year ended 31 August 2013 were $6,763.10 (2012 – Nil).

12.	CAPITAL STOCK

During fiscal 2003, the Company completed non-brokered private placements of 250,000 shares of common stock for proceeds of $200.

During fiscal 2007, the Company completed non-brokered private placements of 62,500 shares of common stock for proceeds of $50.

During fiscal 2008, the Company issued 12,500 shares of common stock for legal services rendered at $0.08 per share.

During fiscal 2008, the Company issued 448,750 shares of common stock for cash at $0.08 per share.

In August 2009 the company issued 125,000 shares of common stock for consulting services rendered at $0.4 per share.

In January 2010 a $120,000 note payable was converted to 750,000 shares of common stock in the Company at a price of $0.16 per share.

In January 2010 the Company issued 250,000 shares of common stock for cash at $0.3 per share.

In February 2010 the Company issued 25,000 shares of common stock in settlement of accounts payable at $0.4 per share.

On April 7, 2010, the Company affected a 1 for 10 forward split of its issued and outstanding common stock. The Company’s issued and outstanding common shares were increased from 192,375 to 1,923,750.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented. The Company also increased its authorized common shares from 100,000,000 to 200,000,000.

During the year ended August 31, 2010, the Company recorded $50,000 for consulting services rendered in exchange for common shares to be issued.  On March 1, 2011, the Company issued 250,000 shares of common stock at a price of $0.2 per share in settlement of these services.

In May 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On April 16, 2011 the note payable was converted to 75,000 shares of common stock of the Company at $0.2 per share.

In December 2010, pursuant to the Agreement, the Company issued 1,875,000 shares of common stock at $0.16 per share to the Selling Group to acquire a 100% interest in the Property. On March 1, 2011, the Company issued an additional 625,000 shares of common stock at a price of $0.16 per share reflecting payment of $100,000 towards the Property. The shares issued in connection with the Property acquisition were based on the fair market value of the stock on the date of issuance.

During the year ended August 31, 2011, the Company issued 2,059,275 shares of common stock for total gross proceeds of $891,551 from various issuances in prices ranging from $0.24 to $0.88 per share. The Company paid $80,998 in commissions related to raising these proceeds and has accordingly been deducted from additional paid-in capital.  The net proceeds from these issuances were $810,553.

In September 2011, the Company entered into a rental agreement for a period of two years commencing 1 September 2011. The Company paid $12,000 in cash and will deliver to the lessor shares of common stock worth $3,500 to fulfill rental payment for the entire term of lease. In April 2012, the Company issued 15,625 shares of common stock pursuant to the rental agreement at a price of $0.224 per share.

On September 5, 2011, the Company received $5,000 in exchange for 12,500 shares of common stock at $0.40 per share.  These shares were issued on May 17, 2012.

On September 15, 2011, the Company issued 45,000 shares of common stock at $0.40 per share for consulting services.  The services were valued based on the fair market value of the common stock on the date of issuance.

On December 15, 2011, the Company received $15,000 in exchange for 93,750 shares of common stock at $0.16 per share.  These shares were issued on May 17, 2012.

On February 8, 2012, the Company received $6,600 in exchange for 27,500 shares of common stock at $0.24 per share.  These shares were issued on May 17, 2012.

On February 29, 2012, the Company received $26,250 in exchange for 109,375 shares of common stock at $0.24 per share.  These shares were issued on May 17, 2012.

On March 5, 2012, the Company received $5,000 in exchange for 20,833 shares of common stock at $0.24 per share.  These shares were issued in August 2012.

On April 13, 2012, the Company received $9,000 in exchange for 37,500 shares of common stock at $0.24 per share.  These shares were issued in August 2012.

On May 17, 2012, the Company issued 250,000 shares of common stock in connection with its purchase of the Lac Kame and EM-1 Properties, as disclosed in note 7. The issuance of these shares was recorded at a price of $0.08 per share.

The Company paid $12,472 in commissions related to raising the above mentioned private placements and has accordingly been deducted from additional paid-in capital.

On January 9, 2013, the Company issued 243,010 shares of common stock at $0.20 per share in exchange for cash of $48,602. The Company paid $4,860 in fees and $1,458 in legal expenses related to raising the above mentioned private placements and has accordingly been deducted from Shares to be issued as presented on the consolidated balance sheet.

On January 9, 2013, the Company’s $125,000 convertible note payable with accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.20 per share (Note 10).

On February 11, 2013, the Company completed a private placement with unrelated investors for total gross proceeds of $502,000.  The Company issued 2,510,000 common stock at a purchase price of $0.20 per share, each with one warrant to purchase common stock at an exercise price of $0.30 per share. The Company paid $36,000 in fees related to raising the above mentioned private placement.

The fair value of the warrants issued at the date of the grant was $145,247. This amount was estimated using the Black-Scholes Option Pricing model with an expected life of two years, a risk free interest rate of 0.29%, a dividend yield of 0%, and an expected volatility of 75%.

On February 11, 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties (Note 7 (b)). The Company also issued 2,000,000 shares of its common stock to a consultant company as a fee for above transaction. The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

On February 11, 2013, the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.  The effect of reverse split has been accounted for retrospectively.

On March 1 and June 5, 2013, the Company issued 1,250,000 shares and 750,000 respectively of common stock to a consultant in connection with the consulting services for market expansion and business development (Note 7).  These services were recorded in the consolidated statement of operations based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction. Additionally, on June 5, 2013, the Company issued 500,000 shares to the same consultant as prepaid consulting fee payment for the quarter ending November 30, 2013.

On March 15, 2013, the Company issued 1,000,000 shares of its common stock to a consultant company as reference fee for the acquisition of Silver Cloud Property (Note 7(c)).  The fair value of these shares was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction. The fair value of the shares issued has been capitalized with the value of the property acquired.

On May 3, 2013, the Company entered into a purchase agreement to acquire the Silver Cloud Property (Note 7(c)), and issued 400,000 shares and 100,000 shares of its common stock to Geologix Explorations Inc. and Teck Resources Inc. respectively as the consideration for the purchase. The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

13.	CONTINGENCIES AND COMMITMENTS

The Company is committed under lease agreements for the exclusive right to explore, develop and mine on the Silver Cloud Property. The minimum annual future lease payments are $50,000 until year 2023 with total commitments of $500,000.

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

In accordance with the Silver Cloud Property purchase agreement, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 3% due to Royal Gold Inc. of 2% and 3% to the underlying claim owners.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the periods ended August 31, 2013 and 2012 and for the period from inception to August 31, 2013, there was no interest or taxes paid by the Company.

In December 2010, pursuant to the Abigail Purchase Agreement, the Company issued 15,000,000 shares of common stock at $0.02 per share to the Selling Group to acquire a 100% interest in the Property. On March 1, 2011, the Company issued an additional 5,000,000 shares of common stock at a price of $0.02 per share reflecting payment of $100,000 towards the Property.

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

On September 15, 2011, the Company issued 360,000 shares of common stock at $0.05 per share for consulting services.

On May 17, 2012, the Company issued 2,000,000 shares of common stock in connection with its purchase of the Lac Kame and EM-1 Properties, as disclosed (note 7). The issuance of these shares was recorded at a price of $0.01 per share.

On January 9, 2013, the Company’s $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares of common stock at price of $0.20 per share (Note 10).

On February 11, 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties (Note 7). The Company also issued 2,000,000 shares of its common stock to a consultant company as a fee for this transaction.

On May 3, 2013, the Company entered into a purchase agreement to acquire the Silver Cloud Property (Note 7), and issued 400,000 shares and 100,000 shares of its common stock to Geologix Explorations Inc. and Teck Resources Inc. respectively as the consideration for the purchase. The Company also issued 1,000,000 shares of its common stock to a consultant company as a fee for this transaction.

During the year ended August 31, 2013, the Company issued 2,500,000 shares of its common stock to a company under common control for consulting services provided.

15.	INCOME TAXES

The Company has income tax losses of approximately $2,200,000 available to be applied against future years income as a result of the losses incurred since inception.  The losses begin to expire in 2023.  At the tax rate of 15% these losses create a deferred tax asset of approximately $330,000, however, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

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

Fair Values

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, convertible notes payable, and advances from related party.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values due to the short-term maturity of these instruments.

17.	SUBSEQUENT EVENT

On October 7, 2013, the Company closed a purchase agreement with RMIC Gold to acquire an exploration epithermal bonanaza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by Richard R Redfern, who is a director of the Company and this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in and to certain properties that compress 22 unpatented mining claims totaling 440 acres (the “Mining Claims”). In consideration for the Mining Claims, the Company shall issue to RMIC Gold 150,000 shares of the Company’s common stock (the “Rimrock Shares”).  Any mineral production from the Ivanhoe Creek Property is subject to net smelter return royalties of 1% due to RMIC Gold.

In September 2013, the Company issued 850,000 units of its common stock for consulting services rendered.

In September and November 2013, the Company elected to drop the 25 EM-1 claims, the 12 Lac Kame claims, and 83 Abigail claims.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2013 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

●
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

●
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

●	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held
Richard R. Redfern	62	Director
Jordan Starkman	43	President, Secretary & Director

JORDAN STARKMAN, 43, President.

Mr. Starkman brings over twenty years’ experience in sales, financial consulting, and investor and client relations Rimrock Gold. He is a co-founder of Pay By the Day Company Inc. and was VP Operations from June 2003 prior to becoming President in January 2006. In addition to being President of Pay By The Day Company Inc., Mr. Starkman has been the President of Pacific Green Technologies (formerly E Cash) since October 2008 and Health Advance Inc. since April 2010, both of which are quoted on the OTCQB.  Pay By The Day Company Inc. was owned by Rimrock Gold (formerly Pay By The Day Holdings) until May 2012.  Mr. Starkman spends the majority of his time overseeing the operations of Rimrock Gold, a junior mining/exploration company, and Health Advance, an online medical supply company.  Prior to forming Pay By The Day Company Inc. in 2003, Jordan was a sales person from January 2002 to February 2003 at The Buck A Day Company, an Ontario based direct sales company focused on sales of computers and consumer electronics, and was President of Guardians of Gold from November 2005 to October 2011. Jordan has an extensive background in finance and business development. He worked for 10 years as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan also holds a BA in Statistics from the University of Western Ontario.

RICHARD R. REDERN, 62, Director.

Mr. Redfern is a Certified Professional Geologist and Qualified Person under NI 43-101 and businessman with 35 years of mineral exploration and mining industry experience throughout the Americas, Europe, Africa, and Australia. He has been involved with major and junior mineral exploration and mining companies since 1975, and has made mineral discoveries, such as in the Keystone, South Dakota gold district for Homestake Mining. He has an extensive list of contacts with present and former government officials and business people in many countries worldwide. Mr. Redfern is President of Mexivada Mining Corp., and worked for Barrick Gold Exploration Inc. in Mexico. He is a Director of Pepper Rock Resources, and has consulted for several listed mining and exploration companies. He is a Fellow of the Society of Economic Geologists, is a Certified Professional Geologist with the American Institute of Professional Geologists, and a Member of the Northwest Mining Association, AIMMGM of Mexico, the British Columbia Chamber of Mines, and the Prospector’s and Developer’s Association. Mr. Redfern graduated from UCLA in 1977 with a Master’s Degree in Geology.

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

We have not formed a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report.

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

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended August 31, 2013 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary/ consulting ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman	2013	$24,204	0	0	0	0	0	0	$24,204
President, Secretary & Director	2012	$41,289	0	0	0	0	0	0	$41,289
Richard Redfern Director(1)	2013	$6,763.10	0	0	0	0	0	0	$6,763.10

(1)	Richard Redfern was appointed as director of the Company on February 11, 2013.

Employment Agreements

We do not have any employment agreements in place with our officer and directors.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 35,464,627 shares of common stock issued and outstanding as of November 15, 2013.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Secretary and Director	258,248	0.73%
3651 Lindell Rd #D155 Las Vegas, NV 89103

All directors and executive officers as a group (1 persons)	258,248	0.73%

5% Security Holder
Zahav Resources Inc. 30 Morgan Street Stamford, CT 06905	17,800,000	50.19%

Cede & Co PO Box 222, Bowling Green Station New York, NY 10274	3,311,913	9.34%

Uptick Capital LLC 30 Morgan St Stamford, CT 06905	2,750,000	7.75%

Makmo Trading Corp 133 North Ocean Drive, Apartment 808 Pompano Beach, FL 33062	2,000,000	5.64%

Alpha Capital Anstaet 150 Central Park South, 2nd Floor New York, NY 10019	1,750,000	5.00%

 ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting fees paid to Mr. Starkman for the year ended August 31, 2013 were $24,204 (2012: $41,289).

Consulting fees paid to Mr. Redfern for the year ended 31 August 2013 were $6,763.10 (2012 – Nil).

Advances from a related party were from a company controlled by Jordan Starkman, the director and officer of the Company, are non-interest bearing, unsecured and due on demand.

On May 11, 2012, Mr. Starkman acquired all the shares of common stock of Pay By The Day Company Inc. from the Company.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

On October 7, 2013, the Company closed a purchase agreement with RMIC Gold to acquire an exploration epithermal bonanaza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by Richard R Redfern, who is a director of the Company and this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in and to certain properties that compress 22 unpatented mining claims totaling 440 acres. In consideration for the Mining Claims, the Company shall issue to RMIC Gold 150,000 shares of the Company’s common stock (the “Rimrock Shares”).  Any mineral production from the Ivanhoe Creek Property is subject to net smelter return royalties of 1% due to RMIC Gold.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2013, we were billed approximately $ 28,000 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2013.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on March 5, 2008
3.2	Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 17, 2011
3.3	Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2013
3.3	By-Laws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on March 5, 2008
4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 15, 2013
10.1	Assets Purchase Agreement, dated May 11, 2012, by and among the Company and the Seller Group, incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed on May 17, 2012
10.2
Stock Purchase Agreement, dated May 11, 2012, by and among the Company, Pay By The Day Company Inc., and Jordan Starkman, incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed on May 17, 2012

10.3
Agreement and Plan of Merger, dated January 24, 2013, by and among Rimrock Gold Corp. (f/k/a Tucana Lithium Corp.), Tucana Holdings Inc., and Rimrock Mining, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013.

10.4
Purchase Agreement, dated May 3, 2013, by and among Rimrock Gold Corp., Geologix Explorations Inc. and Geologix (U.S.), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2013.

10.5	Purchase Agreement, dated September 23, 2013, by and among Rimrock Gold Corp., and RMIC Gold, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2013.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed with this report.

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

Date: November 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	November 15, 2013
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Richard Redfern	Director	November 15, 2013
Richard Redfern