Form 10-Q
period 2013-11-30
RIMROCK GOLD CORP.
filed 2014-01-24
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 24, 2014, the registrant had 36,364,627 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

November 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1 to F-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	F-2	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2013 (UNAUDITED) AND AS OF AUGUST 31, 2013 (RESTATED).

PAGE	F-3
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED).

PAGE	F-4	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED).

PAGE	F-5 to F-13	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	November 30, 2013 (Unaudited)	August 31, 2013 (Restated)
		Note 10
ASSETS
Current Assets
Cash	$126	$36,449
Prepaid and sundry	7,000	80,596
Total Current Assets	7,126	117,045
Long Term Assets
Mining Property Claims (Note 5)	394,970	379,970
Equipment, net	715	758
Total Assets	$402,811	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$34,037	$8,603
Advances from a related party (Note6)	-	16,109
Shares to be issued (Note 9)	19,740	-
Total Liabilities	53,777	24,712
Going Concern (Note 3)
Contingencies and Commitments (Note 8)
Subsequent Event (Note9)

Stockholders' Equity
Common stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 35,464,627 (August 31, 2013 - 34,614,627) (Note 7)	35,465	34,615
Additional paid-in capital	3,493,935	3,367,285
Accumulated other comprehensive loss	(9,802)	(9,802)

Deficit accumulated during the development stage	(3,170,564)	(2,919,037)
Total Stockholders' Equity	349,034	473,061
Total Liabilities and Stockholders' Equity	$402,811	$497,773

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Period from Inception (June 5, 2003) to November 30, 2013

EXPENSES
Professional fees	234,100	40,628	2,098,500
Mineral property claims maintenance fee	7,584	-	98,724
Exploration	-	(3,783)	119,740
Advertising and promotion	891	1,256	17,598
Telecommunications	1,540	1,281	18,595
Rent and occupancy costs	2,908	1,913	30,218
Office and general	1,962	2,502	32,066
Interest and bank charges	2,499	6,442	21,671
Depreciation	43	55	363
TOTAL OPERATING EXPENSES	251,527	50,294	2,437,475
LOSS FROM OPERATIONS	(251,527)	(50,294)	(2,437,475)
Interest income	-	-	11,821
Impairment of mining property claims	-	-	(584,978)
Impairment of convertible note receivable	-	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(251,527)	(50,294)	(3,034,253)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(251,527)	(50,294)	(3,034,253)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	-	(136,311)
NET LOSS	(251,527)	(50,294)	(3,170,564)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS

Foreign currency translation adjustment	-	13

NET LOSS AND COMPREHENSIVE LOSS	(251,527)	(50,281)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES USED IN CALCULATING BASIC AND DILUTED NET LOSS PER SHARE	35,377,814	7,122,884

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in United States Dollars)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Period from Inception (June 5, 2003) to November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(251,527)	$(50,294)	$(3,170,564)
Less: Loss from discontinued operations, net of tax expense	-	-	136,311
Loss from continuing operations	(251,527)	(50,294)	(3,034,253)
Items not affecting cash
Depreciation	43	55	363
Accretion expense on convertible notes payable	-	4,825	19,300
Accrued interest on convertible notes payable	-	-	3,274
Impairment of mineral property claims	-	-	584,978
Impairment of convertible note receivable	-	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	202,500	-	921,500
Issuance of common stock for rental	-	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	5,596	(9,468)	-
Change in accounts payable and accrued liabilities	25,434	2,800	34,037
Net cash used in operating activities from continuing operations	(17,954)	(52,082)	(1,320,918)
Net cash used in operating activities from discontinued operations	-	-	(114,257)
Net cash used in operating activities	(17,954)	(52,082)	(1,435,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	-	-	(94,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(30,124)
Net Cash used in investing activities	-	-	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	-	141,040
Repayment of convertible notes payable	-	-	(163,550)
Advances from (to) related party	(23,109)	-	118,000
Issuance of common stock, net of issuance costs	4,740	42,284	1,488,906
Net cash provided by (used in) financing activities	(18,369)	42,284	1,562,418
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	13	(6,477)
NET INCREASE IN CASH	(36,323)	(9,785)	126
CASH, BEGINNING OF PERIOD	36,449	11,191	-
CASH, END OF PERIOD	$126	$1,406	$126

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

On October 7, 2013, Rimrock Gold Corp., and its wholly owned subsidiary, Rimrock Mining Inc., closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, to acquire an epithermal bonanza gold‑silver property known as the Ivanhoe Creek Property. Mr. Redfern is a director of the Rimrock Gold Corp., and therefore this transaction is a non-arms length transaction. Ivanhoe Creek Property consists of 22 unpatented lode‑mining claims (440 acres) situated in north‑central Nevada. In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.

The Company’s main exploration targets are for gold/silver deposits located in the State of Nevada.  The Company continues its plans to explore these properties.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2013.

The accompanying consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (Continued)

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through private placement will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

5.	MINERAL PROPERTY CLAIMS

As at November 30, 2013, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the three months ended November 30, 2013, maintenance payments of approximately $7,584 (three months ended November 30, 2012 – Nil) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	November 30, 2013	August 31, 2013
Lithium Properties (a)	-	-
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	74,970
Silver Cloud Property (c)	305,000	305,000
Ivanhoe Creek Property (d)	15,000	-
	394,970	379,970

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

b.       Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  At November 30, 2013, the capitalized costs totaled $74,970.

The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Any mineral production from the Rimrock, West Silver Cloud, and Pony Spur Properties is subject to Net Smelter Returns royalties of 3%. Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  In accordance with the guidance provided in ASC 805-50-30-5, the transaction has been accounted for as “Transactions between Entities under Common Control”. The acquired properties were recorded based on the carrying amounts in the accounts of the transferring entity at the date of transfer.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  These costs have been expensed in the period incurred.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

5.	MINERAL PROPERTY CLAIMS (Continued)

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

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.  At November 30, 2013, the capitalized costs totaled $305,000 (2012 – Nil), including lease payment of $50,000 to Pescio family.

d.       Ivanhoe Creek Property

On October 7, 2013, the Company closed a purchase agreement with RMIC Gold to acquire an epithermal bonanza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by Richard R Redfern, who is a director of the Company and this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in and to certain properties that compress 22 unpatented mining claims totaling 440 acres.  In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.  The acquired property was valued by the fair value of the Company's share of common stock to be issued, which was based on a recent private placement transaction.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

6.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

On March 1, 2013, the Company signed a one year consulting agreement with Uptick Capital LLC. and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting. 250,000 shares were issued in the three months ended November 30, 2013.  Ari Blaine and Simeon Wohlberg control Uptick Capital and are directors of Zahav Resources Inc.

On October 7, 2013, the Company closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, who is a director of the Company. The Company has agreed to issue 150,000 common shares as consideration for 100% interest of the Epithermal bonanza gold-silver property known as the Ivanhoe Creek Property.

Consulting fees paid to Mr. Starkman for the three months ended November 30, 2013 were $2,622 (three months ended November 30, 2012 – $7,500).

7.	COMMON STOCK

In September 2013, the Company issued 850,000 shares of common stock for consulting services rendered at $0.15 per share.

On October 7, 2013, the Company closed a purchase agreement to acquire the Ivanhoe Creek Property, and has agreed to issue 150,000 shares of its common stock to RMIC Gold as the consideration for the purchase. These shares are expected to be issued in the next quarter.

In November, 2013, the Company received $4,740 in exchange for 50,000 shares of common stock at $0.095 per share.  These shares are expected to be issued in the next quarter.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

8.	CONTINGENCIES AND COMMITMENTS

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

In accordance with the Rimrock, West Silver Cloud and Pony Spur Property purchase agreement, any mineral production these properties is subject to net smelter return royalties of 3%.

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

In accordance with the Ivanhoe Creek Property purchase agreement, any mineral production from Ivanhoe Creek Property is subject to net smelter return royalties of 1% due to RMIC Gold.

9.	SUBSEQUENT EVENT

In December 2013, the Company issued 150,000 shares to complete the acquisition of Ivanhoe Creek Property.

In December 20, 2013, the Company issued 750,000 shares for consulting services rendered.

RIMROCK GOLD CORP AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO NOVEMBER 30, 2013

(Expressed in United States Dollars)

10.   RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, and its consolidated statement of cash flows at August 31, 2013 due to an adjustment to the valuation of mining property claims.  The company originally accounted for the acquisition of mineral assets rights as a "Purchase of Assets" under the guidance of ASC 505 in which the acquired property were recorded based on the fair value of Company's shares of common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the company determined that the property was under common control at the date of the acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-5 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer.

Reconciliation of Consolidated Balance Sheet as at August 31, 2013

	Previously stated	Adjustments		Restated
ASSETS
Current Assets
Cash	$36,449			$36,449
Prepaid and sundry	80,596			80,596
Total Current Assets	117,045			117,045
Long Term Assets
Mining Property Claims	3,327,117	(2,947,147	)(1)	379,970
Equipment, net	758			758
Total Assets	$3,444,920	(2,947,147)		$497,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,603			$8,603
Advances from a related party	16,109			16,109
Shares to be issued	-			-
Total Liabilities	24,712			24,712
Stockholders’
Common stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 35,464,627 (August 31, 2013 – 34,614,627)	34,615			34,615
Additional paid-in capital	5,962,315	(2,595,030	)(2)	3,367,285
Accumulated other comprehensive loss	(9,802)			(9,802)
Deficit accumulated during the development stage	(2,566,920)	(352,117	)(3)	(2,919,037)
Total Stockholders’ Equity	3,420,208	(2,947,147)		473,061
Total Liabilities and Stockholders’ Equity	$3,444,920	(2,947,147)		$497,773

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.
(2)	Adjustment due to original recording of assets at fair value.
(3)	Adjustment arises from the incorrect capitalization of acquisition costs.
(4)	Acquisition costs paid in common stock.
(5)	Acquisition costs paid in cash.

Reconciliation of Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as at November 30, 2013

	For the Period from Inception (June 5, 2003) to November 30,		For the Period from Inception (June 5, 2003) to November 30,
	2013	Restatement	2013

EXPENSES
Professional fees	1,746,383	352,117 (3)	2,098,500
Mineral property claims maintenance fee	98,724		98,724
Exploration	119,740		119,740
Advertising and promotion	17,598		17,598
Telecommunications	18,595		18,595
Rent and occupancy costs	30,218		30,218
Office and general	32,066		32,066
Interest and bank charges	21,671		21,671
Depreciation	363		363
TOTAL OPERATING EXPENSES	2,085,358	352,117	2,437,475
LOSS FROM OPERATIONS	(2,085,358)	(352,117)	(2,437,475)
Interest income	11,821		11,821
Impairment of mining property claims	(584,978)		(584,978)
Impairment of convertible note receivable	(23,621)		(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,682,136)	(352,117)	(3,034,253)
Income tax	-		-
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(2,682,136)	(352,117)	(3,034,253)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	(136,311)	-	(136,311)
NET LOSS	(2,818,447)	(352,117)	(3,170,564)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS

Reconciliation of Unaudited Condensed Consolidated Statement of Cash Flows as at November 30, 2013

	For the Period from Inception			For the Period from Inception
	(June 5, 2003) to			(June 5, 2003) to
	November 30,			November 30,
	2013	Restatement		2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,818,447)	(352,117	)(3)	$(3,170,564)
Less: Loss from discontinued operations, net of tax expense	136,311			136,311
Loss from continuing operations	(2,682,136)	(352,117)		(3,034,253)
Items not affecting cash
Depreciation	363			363
Accretion expense on convertible notes payable	19,300			19,300
Accrued interest on convertible notes payable	3,274			3,274
Impairment of mineral property claims	584,978			584,978
Impairment of convertible note receivable	23,621			23,621
Loss on disposal of assets	2,762			2,762
Issuance of common stock for services	621,500	300,000	(4)	921,500
Issuance of common stock for rental	3,500			3,500
Write off of deferred offering costs	120,000			120,000
Change in prepaid and sundry	-			-
Change in accounts payable and accrued liabilities	34,037			34,037
Net cash used in operating activities from continuing operations	(1,268,801)	(52,117)		(1,320,918)
Net cash used in operating activities from discontinued operations	(114,257)			(114,257)
Net cash used in operating activities	(1,383,058)	(52,117)		(1,435,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(147,095)	(52,117	)(5)	(94,978)
Disposition of equipment	4,462			4,462
Acquisition of equipment	(30,124)			(30,124)
Net Cash used in investing activities	(172,757)	(52,117)		(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	(21,978)			(21,978)
Proceeds from convertible note payable	141,040			141,040
Repayment of convertible notes payable	(163,550)			(163,550)
Advances from (to) related party	118,000			118,000
Issuance of common stock, net of issuance costs	1,488,906			1,488,906
Net cash provided by (used in) financing activities	1,562,418	-		1,562,418
EFFECT OF FOREIGN CURRENCY TRANSLATION	(6,477)			(6,477)
NET INCREASE IN CASH	126	-		126
CASH, BEGINNING OF PERIOD	-			-
CASH, END OF PERIOD	$126	-		$126

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2014 is expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Abigail Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of six people including two geologists and four technicians under a service agreement with Nemaska. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, following the budgeted schedule listed below.

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

Plan of Operation: Nevada

On February 11, 2013, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as the Rimrock, West Silver Cloud and Pony Spur properties, located in northeast Nevada  (the “Acquired Properties”) and issued 17,800,000 shares of the Company’s Common Stock, to the sellers of the Acquired Properties as consideration for such properties. Any mineral production from the Acquired Properties is subject to net smelter return royalties of 3% to the previous claim owners. The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend in Elko, Nevada.

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

The 500,000 shares were issued on May 5, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

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

In September 2013, the Company announced that it has received the Silver Cloud project drill core from Geologix Explorations.  More than $2.4 million in exploration expenditures have been made on Silver Cloud since 2003. Prior to that, Placer Amex, Newmont, Teck, and Placer Dome conducted significant exploration on the Silver Cloud Property as well.

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

Restatement of Financials

The Company has determined that Rimrock Gold’s financial statements for the fiscal year ended August 31, 2013, and the quarters ended May 31, 2013 and February 28, 2013 can no longer be relied upon as being in compliance with generally accepted accounting principles.  Accordingly, the Company will restate such financials.

The Company decided that the mining property claims in these previously issued financial statements should be restated due to an adjustment in calculating the value of the mining property claims.

From the Company’s evaluation, the changes described in the November 30, 2013 financial statement notes will result in a decrease of $2,947,147 in mining property claims resulting from the Company’s acquisition in February 2013.

Rimrock Gold intends to amend its annual and quarterly SEC filings, as appropriate, as soon as reasonably practicable after the November 30, 2013 quarterly filing.

Results of Operations for the three months ended November 30, 2013 compared to the three months ended November 30, 2012

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through November 30, 2013, our operating expenses and loss from continuing operations were 2,437,475.

Operating expenses from continuing operations for the three months ended November 30, 2013 were $251,527 compared to $50,294 for the three months ended November 30, 2012. The increase in operating expenses by $201,233 during the three months ended November 30, 2013 compared to the three months ended November 30, 2012 was primarily attributed to increase in professional fees by $193,472 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings.  More specifically, advisory and legal services relating to the Company’s current operation and corporate acquisitions were responsible for the increase in professional fees.  In addition, the Company had incurred mineral property claims maintenance fees of $7,584 during the three months ended November 30, 2013. The decline in exploration/drilling costs was due to the lack of financing required to complete the campaign.

Net loss from continuing operations for the three months ended November 30, 2013 was $251,527 as compared to $50,294 net loss for the three months ended November 30, 2012.  The reason for the increase in operating losses is the same as explained in operating expenses.

During the three months ended November 30, 2013 and November 30, 2012, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of November 30, 2013 we had a cash balance of $126 and a working capital deficit of $46,651.

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

In November 2013, the Company raised approximately $4,740 from the issuance of shares of common stock of the Company.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2013 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the first quarter of the fiscal year ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2013, the Company closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, who is a director of the Company. The Company has agreed to issue 150,000 common shares as consideration for 100% interest of the Epithermal bonanza gold-silver property known as the Ivanhoe Creek Property.

In November, 2013, the Company received $4,740 in exchange for 50,000 shares of common stock at $0.095 per share.  These shares are expected to be issued in the next quarter.

In December 20, 2013, the Company issued 750,000 shares for consulting services rendered.

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

Mine Safety and Health Administration Regulations

During the three months ended November 30, 2013 and the fiscal year ended August 31, 2013, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: January 24, 2014