Form 10-K/A
period 2013-08-31
RIMROCK GOLD CORP.
filed 2014-04-11
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 11, 2014, the registrant had 36,614,627 shares of common stock issued and outstanding.

Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Rimrock Gold Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (“Original Filing”) originally filed on November 15, 2013 with the U.S. Securities and Exchange Commission (the “Commission”). We are filing this Amendment No. 1 for the purpose of revising the Company’s consolidated financial statements and related notes and add an additional discussion to the Management’s Discussion and Analysis.

Except for the changes effected by this Amendment No. 1 on Form 10-K/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing.

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

Operating Expenses

For the period from inception through August 31, 2013, our operating expenses and loss from continuing operation were $2,901,189, and our net loss was $3,047,039.

Operating expenses from continuing operation for the year ended August 31, 2013 was $1,092,749 compared to $299,800 for the year ended August 31, 2012. The increase in operating expenses of $792,949 during the year ended August 31, 2013 compared to the year ended August 31, 2012 is primarily attributed to an increase in professional fees related to the acquisition of the Property, as well as Nevada claims maintenance fee.  Professional fees the years ended August 31, 2013 and 2012 were $866,071 and $220,671, respectively. The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition. In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional fees. Claim maintenance fees are incurred on the newly acquired Properties in Nevada.

Net Loss

Loss from continuing operations was $1,225,857 for year ended August 31, 2013 and $775,291 for year ended August 31, 2012.

The increase in loss of $450,566 is mainly due to the increase in professional fees in the fiscal year end 2013 compared to professional fees in 2012. The loss would have been more significant if it were not for the impairment of $451,870 for the mineral property claims in the year 2012.

During the years ending August 31, 2013 and 2012, we had no provision for income taxes due to the net operating losses incurred.

Restatement

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows at August 31, 2013 and 2012 due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments. See financial statements note 18 for restatement detail.
The major changes for the year ended Dec 31, 2012 as following:
	August 31, 2012 Previously stated	August 31, 2012 Adjustments	August 31, 2012 Restated

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,539		$32,539
Convertible notes payable (5)	111,330	(74,872)	36,458
Advances from a related party	-		-
Total Liabilities	143,869	(74,872)	68,997

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	7,420		7,420
Additional paid-in capital (5)	1,782,951	118,200	1,901,151
Accumulated other comprehensive loss (3)	(9,540)	9,540	0
Deficit accumulated during the development stage (6)	(1,768,314)	(52,868)	(1,821,182)
Total Stockholders' Equity	12,517	74,872	87,389
Total Liabilities and Stockholders' Equity	$156,386	-	$156,386

The major changes for the year ended Dec 31, 2013 as following:

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

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
(An Exploration Stage Company)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rimrock Gold Corp.
(Formerly Tucana Lithium Corp.) and subsidiaries

We have audited the accompanying consolidated balance sheet of Rimrock Gold Corp. (formerly Tucana Lithium Corp., “the Company”) as of August 31, 2013 (restated), and the related consolidated statements of operations, comprehensive loss, stockholders' deficiency, and cash flows for the year ended August 31, 2013 (restated). These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended August 31, 2012 and accumulated losses for the period since inception (June 5, 2003) to August 31, 2012 before restatement were audited by other auditors, whose report, dated November 29, 2012, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013, and the results of its operations and its cash flows for the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  We also have audited the adjustments described in note 18 that were applied to restate the 2012 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the restated consolidated financial statements, the Company has suffered recurring losses, has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP
“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants

April 11, 2014	Licensed Public Accountants

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	August 31, 2013	August 31, 2012
	(Restated – Note 18)	(Restated – Note 18)
ASSETS
Current Assets
Cash	$36,449	$11,191
Prepaid and sundry	80,596	11,129
Total Current Assets	117,045	22,320
Long Term Assets
Mineral property claims	379,970	133,108
Equipment	758	958
Total Long Term Assets	380,728	134,066
Total Assets	$497,773	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,603	$32,539
Convertible notes payable	-	36,458
Advances from a related party	16,109	-
Total Liabilities	24,712	68,997

Going Concern	-	-
Contingencies and Commitments	-	-
Related Party Transactions	-	-
Subsequent Events	-	-
		-
Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	34,615	7,420
Additional paid-in capital	3,485,485	1,901,151
Deficit accumulated during the exploration stage	(3,047,039)	(1,821,182)
Total Stockholders' Equity	473,061	87,389
Total Liabilities and Stockholders' Equity	$497,773	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For the Period from Inception (June 5, 2003) to August 31, 2013
	(Restated – Note 18)	(Restated – Note 18)	(Restated – Note 18)
EXPENSES
Professional fees	$866,071	220,671	$1,873,254
Mineral property claims maintenance fee	91,140		91,140
Exploration	4,017	22,656	119,740
Advertising and promotion	7,526	1,788	16,707
Telecommunications	6,422	2,184	17,055
Rent and occupancy costs	16,450	7,728	27,310
Office and general	16,886	4,470	30,104
Interest and bank charges	83,775	40,183	128,519
Foreign currency exchange loss	262		262
Depreciation	200	120	320
TOTAL OPERATING EXPENSES	1,092,749	299,800	2,304,411
LOSS FROM OPERATIONS	(1,092,749)	(299,800)	(2,304,411)
Interest income	-	-	11,821
Impairment of mineral property claims	(133,108)	(451,870)	(584,978)
Impairment of convertible note receivable	-	(23,621)	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(1,225,857)	(775,291)	(2,901,189)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,225,857)	(775,291)	(2,901,189)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	(3,742)	(145,850)
NET LOSS	$(1,225,857)	$(779,033)	$(3,047,039)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	-	896
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	23,621
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(1,225,857)	$(750,774)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	109
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	(3,633)
TOTAL COMPREHENSIVE LOSS	(1,225,857)	(754,407)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.06)	(0.11)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED		-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.06)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,807,142	7,122,884

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	Common Stock		Additional Paid	Common Stock	Accumulated Other Comprehensive	Deficit Accumulated During The Exploration	Total Stockholders'
	Shares	Amount	In Capital	Issuable	Loss	Stage	Equity
Opening Balance
Issuance of common stock at inception	250,000	250	(50)	-	-	-	$200
Foreign currency translation	-	-	-	-	(109)	-	(109)
Net loss	-	-	-	-	-	(1,257)	(1,257)
Balance, August 31, 2003	250,000	250	(50)		(109)	(1,257)	(1,166)
Foreign currency translation	-	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	-	(5,825)	(5,825)
Balance, August 31, 2004	250,000	250	(50)		(614)	(7,082)	(7,496)
Foreign currency translation	-	-	-	-	(504)	-	(504)
Net loss	-	-	-	-	-	(5,810)	(5,810)
Balance, August 31, 2005	250,000	250	(50)		(1,118)	(12,892)	(13,810)
Foreign currency translation	-	-	-	-	8,200		8,200
Net loss	-	-	-	-	-	(18,388)	(18,388)
Balance, August 31, 2006	250,000	250	(50)		7,082	(31,280)	(23,998)
Issuance of common stock for cash	62,500	62	(12)	-	-	-	50
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(2,815)	-	(2,815)
Foreign currency translation	-	-	-	-	(12,682)	-	(12,682)
Net loss	-	-	-	-	-	(16,945)	(16,945)
Balance, August 31, 2007	312,500	$312	$(62)	-	$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	448,750	449	35,451	-	-	-	35,900
Issuance of common stock for services	12,500	13	987	-	-	-	1,000
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(1,994)	-	(1,994)
Foreign currency translation	-	-	-	-	3,926	-	3,926
Net loss	-	-	-	--	-	(94,389)	(94,389)
Balance, August 31, 2008	773,750	$774	$36,376	-	$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	125,000	125	49,875	-	-	-	50,000
Foreign currency translation	-	-	-	-	(973)	-	(973)
Net loss	-	-	-	-	-	(124,214)	(124,214)
Balance, August 31, 2009	898,750	$899	$86,251	-	$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	750,000	750	119,250	-	-	-	120,000
Issuance of common stock for cash	250,000	250	74,750	-	-	-	75,000
Issuance of common stock for accounts payable	25,000	25	9,975	-	-	-	10,000
Issuance of common stock for consulting services	-	-	-	50,000	-	-	50,000
Foreign currency translation	-	-	-	-	2,442	-	2,442
Forgiveness of advances from related party	-	-	120,000	-	-	-	120,000
Net loss	-	-		-	-	(267,389)	(267,389)
Balance, August 31, 2010	1,923,750	$1,924	$410,226	$50,000	$(5,014)	$(534,217)	$(77,081)
Issuance of common stock for mineral claims	2,500,000	2,500	397,500	-	-	-	400,000
Issuance of common stock for cash, net of commissions	2,059,275	2,059	808,494	-	-	-	810,553
Issuance of common stock for accounts payable	250,000	250	49,750	(50,000)	-	-	-
Issuance of common stock for debt conversion	75,000	75	14,915	-	-	-	14,990
Unrealized loss on convertible notes receivable	-	-	-	-	(23,622)	-	(23,622)
Foreign currency translation	-	-	-	-	(5,530)	-	(5,530)
Net loss	-	-	-	-	-	(498,393)	(498,393)
Balance, August 31, 2011 (Restated)	6,808,025	$6,808	$1,680,885	$-	$(34,166)	$(1,032,610)	$620,917
Issuance of common stock for rent	15,625	16	3,484	-	-	-	3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-	-	54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-	-	18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-	-	20,000
Convertible debentures equity portion	-	-	125,000	-	-	-	125,000
Realized loss on available for sale securities	-	-	-	-	4,809	(4,809)	-
Realized gain on convertible notes receivable	-	-	-	-	23,621	-	23,621
Foreign currency translation	-	-	-	-	5,736	(4,730)	1,006
Net loss	-	-		-	-	(779,033)	(779,033)
Balance, August 31, 2012 (Restated)	7,420,109	$7,420	$1,901,151	$-	$-	$(1,821,182)	$87,389
Conversion of convertible debentures	641,370	642	127,633	-	-	-	128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-	-	508,284
Issuance of common stock for consulting services	4,500,000	4,500	670,500	-	-	-	675,000
Issuance of common stock to acquire mineral property claims	19,300,000	19,300	280,670	-	-	-	299,970
Net loss	-	-	-	-	-	(1,225,857)	(1,225,857)
Balance, August 31, 2013 (Restated)	34,614,627	$34,615	$3,485,485	$-	$-	$(3,047,039)	$473,061

All common stock is after stock split 8:1 as explained in note 1.

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For The Period From Inception (June 5, 2003) To August 31, 2013
	Restated – Note 18	Restated – Note 18	Restated – Note 18
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,225,857)	$(779,033)	$(3,047,039)
Less: Loss from discontinued operations, net of tax expense	-	3,742	145,850
Loss from continuing operations	(1,225,857)	(775,291)	(2,901,189)
Items not affecting cash
Depreciation	200	120	320
Accretion expense on convertible notes payable	88,542	36,459	125,000
Accrued interest on convertible notes payable	3,274	-	3,274
Impairment of mineral property claims	133,108	451,870	584,978
Impairment of convertible note receivable	-	23,621	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	600,000	18,000	719,000
Issuance of common stock for rental	-	3,500	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	5,533	(5,289)	(5,596)
Change in accounts payable and accrued liabilities	(23,936)	13,721	8,603
Net cash used in operating activities from continuing operations	(419,136)	(233,289)	(1,315,727)
Net cash used in operating activities from discontinued operations	-	(2,564)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(419,136)	(235,854)	(1,429,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(80,000)	(14,978)	(94,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment		(1,130)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(80,000)	(16,108)	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	125,000	153,540
Repayment of convertible notes payable	-	(3,550)	(163,550)
Advances from a related party	16,109	-	141,109
Repayment of advance from a related party	-	(203)	-
Issuance of common stock, net of issuance costs	508,285	54,378	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394	175,625	1,593,287
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	651	(6,214)
NET INCREASE (DECREASE) IN CASH	25,258	(75,685)	36,449
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$36,449	$11,191	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for acquisition of mineral property claims	$299,970	20,000	-
Convertible debt payable and accrued interest converted to common stock	$128,274	-	-

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

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION AND PRINCIPALES OF CONSOLIDATION

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

These Consolidated financial statements are presented in accordance with GAAP accepted in the United States.

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

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration and pre-extraction expenditures incurred on mineral properties are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset. Under Industry Guide 7, the Company does not have proven or probable reserves.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable or comparisons with other comparable assets in the vicinity or some business as may be applicable under the circumstances. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell.

Cash

Cash consists of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.

Fair Value of Financial Assets and Financial Liabilities

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the reporting date.

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

Loss Per Share

The Company accounts for loss per share pursuant ASC 260, Earnings per Share, which require disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended August 31, 2013 and 2012 or for the period from inception (June 5, 2003) to August 31, 2013, as the inclusion of dilutive shares would be anti-dilutive.

Comprehensive Income/(Loss)

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

Recent Accounting Pronouncements

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

The following table summarizes the operating results of the discontinued operation for the period indicated:

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	For the Period from Inception (June 5, 2003) to August 31, 2013
Revenue	$-	$3,024	$387,810
Cost of goods sold		2,175	268,109
Gross profit	-	849	119,701
Operating expenses		4,591	265,551
Loss from discontinued operations before tax		(3,742)	(145,850)
Income taxes		-	-
Loss from discontinued operations after income tax expenses	$-	$(3,742)	$(145,850)

6.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2013	Net 2012
Furniture and equipment	$3,634	$3,073	$561	$780
Computer	15,695	15,498	197	178
	$19,329	$18,571	$758	$958

The depreciation charge for the years ended August 31, 2013 and 2012 are $200 and $120, respectively.

7.	MINERAL PROPERTY CLAIMS

As at August 31, 2013, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada. These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments. During the year ended August 31, 2013, annual maintenance payments of approximately $91,140 (2012 – Nil) were made to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	August 31, 2013	August 31, 2012
Lithium Properties (a)	$-	$133,108
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	-
Silver Cloud Property (c)	305,000	-
	$379,970	$133,108

a.	Lithium Properties

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

b.	Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada. The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend. At August 31, 2013, the capitalized costs totaled $74,970 (2012 – Nil).

The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation. Any mineral production from Rimrock, West Silver Cloud, and Pony Spur properties is subject to Net Smelter Returns royalties of 3%. Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets. In accordance with the guidance provided in ASC 805-50-30-5, the transaction has been accounted for as “Transactions between Entities under Common Control”. The acquired properties were recorded based on the carrying amounts in the accounts of the transferring entity at the date of transfer. In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction. These costs have been expensed in the period incurred.

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

The Company’s mineral properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairmentor in the event such recoverable values  are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

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

The advances from stockholder were made from an officer who is a director. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

This is a short term bridge loan from the director and will be repaid and borrowed frequently based on the Company’s operation requirement. There is no impairment due to the short term borrowing period.

10.	CONVERTIBLE NOTES PAYABLE

On May 16, 2012, the Company issued a one-year convertible note payable in the amount of $125,000. The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur. At any time or times on or before May 16, 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.20 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company recorded a beneficial conversion feature of $125,000 on the note. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. For the year ended August 31, 2013, the Company recognized amortization on the debt discount related to the beneficial conversion feature of $88,542 (2012 - $36,458).

On January 9,  2013, the $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares (5,130,958 shares on a pre-split basis) of common stock at price of $0.20 per share.

Carrying amount of convertible notes, September 1, 2011	$-
Add: Face Value	125,000
Discount on Note	(125,000)
Discount amortization	36,458

Carrying amount of convertible notes, August 31, 2012	36,458
Discount amortization	88,542
Conversion to share	(125,000)
Carrying amount of convertible notes, August 31, 2013	$-

The accrued interest of $146 for the year ended August 31, 2013 (2012 - $3,128) was included in accounts payable and has been converted into common shares on January 9, 2013.

11.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

On May 11, 2012, the Company entered into a stock purchase agreement with Jordan Starkman Chief Executive Officer and the sole director of the Company, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of the Company’s wholly-owned subsidiary PBTD.  Upon sale of PBTD, the Company didn’t recognize a gain or loss since PBTD is dormant with limited transactions.

On March 1, 2013, The Company signed a one year consulting agreement with, Uptick Capital LLP, a United States company, under common control, and agreed to pay the Company 3,500,000 units of common stock for market expansion and business consulting. 2,500,000 shares have been issued up to August 31, 2013 and 1,000,000 shares will be issued within next year.

Consulting fees paid to CEO for the year ended August 31, 2013 were $24,068 (2012 – $41,289).

Consulting fees paid to Mr. Redfern for the year ended 31 August 2013 were $6,763.10 (2012 – Nil).

12.	CAPITAL STOCK

a.	Common Stock

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

On February 11, 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties (Note 7 (b)). The Company also issued 2,000,000 shares of its common stock to a consultant company as a fee for above transaction. The acquired properties were recorded at its carrying value based on the fact that the assets are transferred among entities under common control.

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

b.	Share purchase warrants

	No. of warrants	Warrant value	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable at September 1, 2012 and 2011	-	-
Issued with common shares at private placement	2,510,000	$145,247	0.30	1.45
Outstanding and exercisable at August 31, 2013	2,510,000	$145,247	0.30	1.45

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

In accordance with the Rimrock, West Silver Cloud and Pony Spur Property purchase agreement, any mineral production from the Rimrock, West Silver Cloud, and Pony Spur Properties is subject to Net Smelter Returns royalties of 3%.

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

The Company has income tax losses of approximately $1,445,090 available to be applied against future years income as a result of the losses incurred since inception.  The losses begin to expire in 2023.  At the tax rate of 34% these losses create a deferred tax benefit of approximately $491,331, however, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward.

The income tax provision for the years ended August 31, 2013 and 2012 as follows:

	Year ended August 31, 2013	Year ended August 31, 2012

Loss before income taxes	$1,225,857	$775,291
Applicable tax rates	34%	34%

Income tax benefit computed at applicable statutory rates	$416,791	$263,599
Tax effect of expenses not deductible for tax purposes	(279,361)	(181,373)
Change in valuation allowance	(137,430)	(82,226)

Total income tax provision	$-	$-

The components of deferred tax benefit are summarized as follows:

	As at August 31, 2013	As at August 31, 2012

Non-capital losses carried forward	$491,331	$353,900
Valuation allowance	(491,331)	(353,900)
Net deferred tax benefit	$-	$-

16.	FINANCIAL INSTRUMENTS

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

17.	SUBSEQUENT EVENTS

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

In March 2014, the Company issued 250,000 shares for consulting services to Uptick Capital LLC.  Ari Blaine and Simeon Wohlberg control Uptick Capital and are directors of Zahav Resources Inc.

18.	RESTATEMENT

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows at August 31, 2013 and 2012 due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments.

a.	Reconciliation of Consolidated Balance Sheet as at August 31, 2013

Consolidated Balance Sheet as at August 31, 2013

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,603		$8,603
Convertible notes payable	-		16,109
Advances from a related party	16,109		-
Total Liabilities	24,712		24,712

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

Consolidated Balance Sheet as at August 31, 2012

	August 31, 2012 Previously stated	August 31, 2012 Adjustments	August 31, 2012 Restated
ASSETS
Current Assets
Cash	$11,191	-	$11,191
Prepaid and sundry	11,129	-	11,129
Total Current Assets	22,320	-	22,320
Long Term Assets
Mineral property claims	133,108	-	133,108
Equipment	958	-	958
Total Long Term Assets	134,066	-	134,066
Total Assets	$156,386	-	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,539	-	$32,539
Convertible notes payable (5)	111,330	(74,872)	36,458
Advances from a related party	-		-
Total Liabilities	143,869	(74,872)	68,997

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	7,420		7,420
Additional paid-in capital (5)	1,782,951	118,200	1,901,151
Accumulated other comprehensive loss (3)	(9,540)	9,540	0
Deficit accumulated during the development stage (6)	(1,768,314)	(52,868)	(1,821,182)
Total Stockholders' Equity	12,517	74,872	87,389
Total Liabilities and Stockholders' Equity	$156,386	-	$156,386

b.	Reconciliation of Consolidated statements of operations and comprehensive loss for the year ended August 31, 2013

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustment)	For the Year Ended August 31, 2013 (Restated)
EXPENSES
Professional fees (7)	$513,954	$352,117	$866,071
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	4,017	-	4,017
Advertising and promotion	7,526	-	7,526
Telecommunications	6,422	-	6,422
Rent and occupancy costs	16,450	-	16,450
Office and general	16,886	-	16,886
Interest and bank charges (5)	8,903	74,872	83,775
Foreign currency exchange loss (8)	-	262	262
Depreciation	200	-	200
TOTAL OPERATING EXPENSES	665,498	427,251	1,092,749
LOSS FROM OPERATIONS	(665,498)	427,251	(1,092,749)
Interest income	-	-	-
Impairment of mineral property claims	(133,108)	-	(133,108)
Impairment of convertible note receivable	-	-	-
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(798,606)	(427,251)	(1,225,857)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(798,606)	(427,251)	(1,225,857)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	-	-
NET LOSS	$(798,606)	$(427,251)	$(1,225,857)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment (8)	(262)	262	0
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	-	-
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(798,868)	$(426,989)	(1,225,857)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	-	-
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	-	-
TOTAL COMPREHENSIVE LOSS	(798,868)	(426,989)	(1,225,857)

	For the Year Ended August 31, 2012 (Previously stated)	For the Year Ended August 31, 2012 (Adjustment)	For the Year Ended August 31, 2012 (Restated)
EXPENSES
Professional fees (9)	211,817	8,854	220,671
Exploration	22,656	-	22,656
Advertising and promotion	1,788	-	1,788
Telecommunications	2,184	-	2,184
Rent and occupancy costs	7,728	-	7,728
Office and general	4,470	-	4,470
Interest and bank charges (5)	5,708	34,475	40,183
Depreciation	120	-	120
TOTAL OPERATING EXPENSES	256,471	43,329	299,800
LOSS FROM OPERATIONS	(256,471)	(43,329)	(299,800)
Interest income	-	-	-
Impairment of mineral property claims	(451,870)	-	(451,870)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(731,962)	(43,329)	(775,291)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(731,962)	-	(775,291
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(3,742)	-	(3,742)
NET LOSS	$(735,704)	$(43,329)	$(779,033
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	896	-	896
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	23,621	-	23,621
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(707,445)	$43,329	(750,774)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	109	-	109
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	(3,633)	-	(3,633)
TOTAL COMPREHENSIVE LOSS	(711,078)	(43,329)	(754,407)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.01)	-	(0.01)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED	-	-	-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.01)	$-	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	56,983,073	-	56,983,073

	For the Period from Inception (June 5, 2003) to August 31, 2013 (Previously stated)	For the Period from Inception (June 5, 2003) to August 31, Adjustment	For the Period from Inception (June 5, 2003) to August 31, 2013 (Restated)
EXPENSES
Professional fees	$1,512,283	$360,971	$1,873,254
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	119,740	-	119,740
Advertising and promotion	16,707	-	16,707
Telecommunications	17,055	-	17,055
Rent and occupancy costs	27,310	-	27,310
Office and general	30,104	-	30,104
Interest and bank charges	19,172	109,347	128,519
Foreign currency exchange loss	-	262	262
Depreciation	320	-	320
TOTAL OPERATING EXPENSES	1,833,831	470,580	2,304,411
LOSS FROM OPERATIONS	(1,833,831)	(470,580)	(2,304,411)
Interest income	11,821	-	11,821
Impairment of mineral property claims	(584,978)	-	(584,978)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(2,430,609)	-	(2,901,189)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,430,609)	-	(2,901,189)
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(136,311)	(9,539)	(145,850)
NET LOSS	$(2,566,920)	$(480,119)	$(3,047,039)

c.	Consolidated statements of Stockholders’ Equity

	Common stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During the exploration		Total Stockholders’
	Shares	Amount	Paid in Capital	income	stage		equity
Balance, August 31, 2011 (Previously stated)	6,808,025	$6,808	$1,680,885	$(34,166)	$(1,032,610)		$620,917
Realized loss on available for sale securities – year 2007 & 2008	-	-	-	4,809	(4,809	)(3)	-
Reclassification of foreign currency translation for prior years to retained earnings	-	-	-	4,730	(4,730	)(3)	-
Issuance of common stock for rent	15,625	16	3,484	-	-		3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-		54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-		18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-		20,000
Convertible debentures equity portion	-	-	125,000	-	-		125,000
Realized gain on convertible notes receivable	-	-	-	23,621	-		23,621
Foreign currency translation	-	-	-	1,006	-		1,006
Net loss	-	-	-	-	(779,033)		(779,033)

Balance, August 31, 2012 (Restated)	7,420,109	$7,420	$1,901,151	$-	$(1,821,182)		$87,389

Conversion of convertible debentures	641,370	642	127,633	-	-	128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-	508,284
Issuance of common stock for consulting services	4,500,000	4,500	670,500	-	-	675,000
Issuance of common stock to acquire mineral property claims	19,300,000	19,300	280,670	-	-	299,970
Net loss	-	-	-	-	(1,225,857)	(1,225,857)
Balance, August 31, 2013 (Restated)	34,614,627	$34,615	$3,485,485	$-	$(3,047,039)	$473,061

d.	Consolidated statement of cash flows

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustments)			For the Year Ended August 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(798,606)		$(427,251)		$(1,225,857)
Less: Loss from discontinued operations, net of tax expense	-		-		-
Loss from continuing operations	(798,606)		(427,251)		(1,225,857)
Items not affecting cash
Depreciation	200		-		200
Accretion expense on convertible notes payable	13,670		74,872	(5)	88,542
Accrued interest on convertible notes payable	3,274		-		3,274
Foreign currency exchange loss	-		-
Impairment of mineral property claims	133,108		-		133,108
Impairment of convertible note receivable	-		-		-
Issuance of common stock for services	300,000		300,000	(7)	600,000
Issuance of common stock for rental	-		-		-
Write off of deferred offering costs	-		-		-
Change in prepaid and sundry	5,533		-		5,533
Change in accounts payable and accrued liabilities	(23,936)		-		(23,936)
Net cash used in operating activities from continuing operations	(366,757)		(52,379)		(419,136)
Net cash used in operating activities from discontinued operations	-		-		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(366,757)		(52,379)		(419,136)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(132,117)		52,117	(7)	(80,000)
Disposition of equipment	-		-		-
Acquisition of equipment	-		-		-
CASH FLOWS USED IN INVESTING ACTIVITIES	(132,117)		52,117		(80,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-		-		-
Proceeds from convertible note payable	-		-		-
Repayment of convertible notes payable	-		-		-
Advances (to) from a related party	16,109		-		16,109
Repayment of advance from a related party	-		-		-
Issuance of common stock, net of issuance costs	508,285				508,285
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394				524,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)		262	(8)	-
NET INCREASE (DECREASE) IN CASH	25,258		-		25,258
CASH, BEGINNING OF PERIOD	11,191		-		11,191
CASH, END OF PERIOD	$36,449	$			36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for acquisition of mineral property claims	$3,195,000		(2,895,030	)(1)	299,970
Convertible debt payable and accrued interest converted to common stock	$128,274		-		128,274

	For the Year Ended August 31, 2012 (Previously stated)	For the Year Ended August 31, 2012 (Adjustments)		For the Year Ended August 31, 2012 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(735,704)	$(43,329)		$(779,033)
Less: Loss from discontinued operations, net of tax expense	3,742			3,742
Loss from continuing operations	(731,962)	(43,329)		(775,291)
Items not affecting cash	-	-		-
Depreciation	120	-		120
Accretion expense on convertible notes payable	-	-		-
Accrued interest on convertible notes payable	5,630	30,829	(5)	36,459
Foreign currency exchange loss	-	-		-
Impairment of mineral property claims	451,870	-		451,870
Impairment of convertible note receivable	23,621	-		23,621
Loss on disposal of assets	-	-		-
Issuance of common stock for services	18,000	-		18,000
Issuance of common stock for rental	3,500	-		3,500
Write off of deferred offering costs	-	-		-
Change in prepaid and sundry	(5,289)	-		(5,289)
Change in accounts payable and accrued liabilities	13,721	-		13,721
Net cash used in operating activities from continuing operations	(220,789)	(12,500)		(233,289)
Net cash used in operating activities from discontinued operations	(2,564)	-		(2,564)
CASH FLOWS USED IN OPERATING ACTIVITIES	(223,353)	(12,500	)(9)	(235,854)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(14,978)	-		(14,978)
Disposition of equipment	-	-		-
Acquisition of equipment	(1,130)	-		(1,130)
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,108)	-		(16,108)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-		-
Proceeds from convertible note payable	112,500	12,500		125000
Repayment of convertible notes payable	(3,550)	-		(3,550)
Advances (to) from a related party	-	-		-
Repayment of advance from a related party	(203)	-		(203)
Issuance of common stock, net of issuance costs	54,378	-		54,378
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	163,125	12,500		175,625
EFFECT OF EXCHANGE RATE CHANGES ON CASH	651			651
NET INCREASE (DECREASE) IN CASH	(75,685)	-		(75,685)
CASH, BEGINNING OF PERIOD	86,876	-		86,876
CASH, END OF PERIOD	$11,191			11,191

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	$-	-		-
Convertible debt converted to common stock	$-	-		-

	For The Period From Inception (June 5, 2003) To August 31, 2013 (Previously stated)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Adjustments)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,566,920)	$(480,119)	(3,047,039)
Less: Loss from discontinued operations, net of tax expense	136,311	9,539	145,850
Loss from continuing operations	(2,430,609)	(470,580)	(2,901,189)
Items not affecting cash	-	-	-
Depreciation	320	-	320
Accretion expense on convertible notes payable	19,300	105,700	125,000
Accrued interest on convertible notes payable	3,274	-	3,274
Foreign currency exchange loss	-	-	-
Impairment of mineral property claims	584,978	-	584,978
Impairment of convertible note receivable	23,621	-	23,621
Loss on disposal of assets	2,762	-	2,762
Issuance of common stock for services	419,000	300,000	719,000
Issuance of common stock for rental	3,500	-	3,500
Write off of deferred offering costs	120,000	-	120,000
Change in prepaid and sundry	(5,596)	-	(5,596)
Change in accounts payable and accrued liabilities	8,603	-	8,603
Net cash used in operating activities from continuing operations	(1,250,847)	(64,880)	(1,315,727)
Net cash used in operating activities from discontinued operations	(114,257)	-	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,365,104)	(64,880)	(1,429,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(147,095)	52,117	(94,978)
Disposition of equipment	4,462	-	4,462
Acquisition of equipment	(30,124)	-	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(172,757)	52,117	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	(21,978)	-	(21,978)
Proceeds from convertible note payable	141,040	12,500	153,540
Repayment of convertible notes payable	(163,550)	-	(163,550)
Advances (to) from a related party	141,109	-	141,109
Repayment of advance from a related party	-	-	-
Issuance of common stock, net of issuance costs	1,484,166	-	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,580,787	12,500	1,593,287
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,477)	262	(6,214)
NET INCREASE (DECREASE) IN CASH	36,449		36,449
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$36,449	-	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	-	-	-
Convertible debt converted to common stock	-	-	-

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.
(2)	Adjustment due to original recording of assets at fair value.
(3)	Adjustments due to realized loss on available for sale securities and derecognization of translation adjustments for prior year.
(4)	Accumulated all adjustments related to the years ended December 31, 2012 and 2013.
(5)	$125,000 convertible notes payable originally accounted for within the scope of the cash conversion subsections, and were adjusted to accounted for within the scope of beneficial conversion feature.
(6)	Accumulated all adjustments related to the years ended December 31, 2012.
(7)	Adjustment arises from the incorrect capitalization of mining properties acquisition costs.
(8)	To adjust translation difference from accumulated other comprehensive income to loss from operations.
(9)
$12,500 commission fee has been deducted from convertible debt, and amortized $3,646 in previously stated financial statement for the year ended December 31, 2012. The issuance cost should not be offset against the proceeds received in calculating the intrinsic value of a conversion option.

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

Date: April 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	April 11, 2014
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Richard Redfern	Director	April 11, 2014
Richard Redfern