Form 10-Q
period 2014-02-28
RIMROCK GOLD CORP.
filed 2014-04-21
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of April 21, 2014, the registrant had 36,614,627 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

February 28, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed consolidated Financial Statements	F-1 to F-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	F-2	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2014 (UNAUDITED) AND AS OF AUGUST 31, 2013 (RESTATED).

PAGE	F-3	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED).

PAGE	F-4
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 28, 2014 (UNAUDITED).

PAGE	F-5	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO FEBRUARY 28, 2014 (UNAUDITED).

PAGE	F-6 to F-15	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	February 28, 2014 (Unaudited)	August 31, 2013 (Restated - Note 10)

ASSETS
Current Assets
Cash	$125	$36,449
Prepaid and sundry	3,818	80,596
Total Current Assets	3,943	117,045
Long Term Assets
Mining Property Claims (Note 5)	394,970	379,970
Equipment, net	672	758
Total Assets	$399,585	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$52,200	$8,603
Advances from a related party (Note 6)	-	16,109
Shares to be issued (Note 7)	4,740	-
Total Liabilities	56,940	24,712
Going Concern (Note 3)
Contingencies and Commitments (Note 8)
Subsequent Event (Note 9)

Stockholders' Equity
Common stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 36,364,627 (August 31, 2013 - 34,614,627) (Note 7)	36,365	34,615
Additional paid-in capital	3,701,235	3,485,485
Deficit accumulated during the exploration stage	(3,394,955)	(3,047,039)
Total Stockholders' Equity	342,645	473,061
Total Liabilities and Stockholders' Equity	$399,585	$497,773

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended February 28, 2014 (Unaudited)	For the Three Months Ended February 28, 2013 (Restated - Note 10) (Unaudited)

EXPENSES
Professional fees	92,992	421,914
Exploration (recovery)	-	(34,346)
Advertising and promotion	435	940
Telecommunications	1,600	1,695
Rent and occupancy costs	375	1,937
Office and general	851	2,973
Interest and bank charges	93	58,114
Foreign exchange gain/loss	-	258
Depreciation	43	51
TOTAL OPERATING EXPENSES	96,389	453,536
LOSS FROM OPERATIONS BEFORE TAXES	(96,389)	(453,536)
Income tax	-	-
NET LOSS AND COMPREHENSIVE LOSS	(96,389)	(453,536)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.04)
WEIGHTED AVERAGE SHARES USED IN CALCULATING BASIC AND DILUTED NET LOSS PER SHARE	36,164,627	12,077,063

See accompanying notes to the unaudited condensed consolidated financial statements

 RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Six Months Ended February 28, 2014 (Unaudited)	For the Six Months Ended February 28, 2013 (Restated – Note 10) (Unaudited)	For the Period from Inception (June 5, 2003) to February 28, 2014 (Unaudited)

EXPENSES
Professional fees	327,092	462,542	2,200,346
Mineral property claims maintenance fee	7,584	-	98,724
Exploration (recovery)	-	(38,129)	119,740
Advertising and promotion	1,326	2,196	18,033
Telecommunications	3,140	2,976	20,195
Rent and occupancy costs	3,283	3,850	30,593
Office and general	2,813	5,475	32,917
Interest and bank charges	190	82,136	128,709
Foreign exchange gain/loss	2,402	245	2,664
Depreciation	86	106	406
TOTAL OPERATING EXPENSES	347,916	521,397	2,652,327
LOSS FROM OPERATIONS	(347,916)	(521,397)	(2,652,327)
Interest income	-	-	11,821
Impairment of mining property claims	-	-	(584,978)
Impairment of convertible note receivable	-	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(347,916)	(521,397)	(3,249,105)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(347,916)	(521,397)	(3,249,105)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	-	(145,850)
NET LOSS AND COMPREHENSIVE LOSS	(347,916)	(521,397)	(3,394,955)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.05)
WEIGHTED AVERAGE SHARES USED IN CALCULATING BASIC AND DILUTED NET LOSS PER SHARE	35,770,428	9,709,992

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in United States Dollars)

	For the Six Months Ended February 28, 2014 (Unaudited)	For the Six Months Ended February 28, 2013 (Restated - Note 10) (Unaudited)	For the Period from Inception (June 5, 2003) to February 28, 2014 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,916)	$(521,397)	$(3,394,955)
Less: Loss from discontinued operations, net of tax expense	-	-	145,850
Loss from continuing operations	(347,916)	(521,397)	(3,249,105)
Items not affecting cash
Depreciation	86	106	406
Accretion expense on convertible notes payable	-	88,542	125,000
Accrued interest on convertible notes payable	-	3,274	3,274
Impairment of mineral property claims	-	-	584,978
Impairment of convertible note receivable	-	-	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	277,500	300,000	921,500
Issuance of common stock for rental	-	-	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	5,596	(7,533)	75,000
Change in accounts payable and accrued liabilities	43,597	(13,607)	52,200
Net cash used in operating activities from continuing operations	(21,137)	(150,615)	(1,336,864)
Net cash used in operating activities from discontinued operations	-	-	(114,257)
Net cash used in operating activities	(21,137)	(150,615)	(1,451,121)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims		-	(94,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment	-	-	(30,124)
Net Cash used in investing activities	-	-	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	-	153,540
Repayment of convertible notes payable	-	-	(163,550)
Advances from (to) related party	(19,927)	-	121,182
Issuance of common stock, net of issuance costs	4,740	508,283	1,488,906
Net cash provided by (used in) financing activities	(15,187)	508,283	1,578,100
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	-	(6,214)
NET INCREASE IN CASH	(36,324)	357,668	125
CASH, BEGINNING OF PERIOD	36,449	11,191	-
CASH, END OF PERIOD	$125	$368,859	$125

See accompanying notes to the unaudited condensed consolidated financial statements

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

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

During October 2013, Rimrock Gold Corp., and its wholly owned subsidiary, Rimrock Mining Inc., closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, to acquire an epithermal bonanza gold‑silver property known as the Ivanhoe Creek Property. Mr. Redfern is a director of Rimrock Gold Corp., and therefore this transaction is a non-arms length transaction. Ivanhoe Creek Property consists of 22 unpatented lode‑mining claims (440 acres) situated in north‑central Nevada. In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.

The Company’s main exploration targets are for gold/silver deposits located in the State of Nevada.  The Company continues its plans to explore these properties.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended August 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

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

3. GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through private placement will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these unaudited condensed consolidated financial statements and does not believe that they will have a material effect on the Company’s unaudited consolidated financial position and results of operations.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

5. MINERAL PROPERTY CLAIMS

As of February 28, 2014, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the six months ended February 28, 2014, maintenance payments of approximately $7,584 (six months ended February 28, 2013 – Nil) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	February 28, 2014	August 31, 2013 (Restated)
Lithium Properties (a)	-	-
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	74,970
Silver Cloud Property (c)	305,000	305,000
Ivanhoe Creek Property (d)	15,000	-
	394,970	379,970

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

b.       Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties (defined below) are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  At February 28, 2014, the capitalized costs totaled $74,970.

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

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

5. MINERAL PROPERTY CLAIMS (Continued)

c.       Silver Cloud Property

On May 3, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada, known as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) the Mining Claims that compress 552 unpatented mining claims totaling 11,210 acres, and (ii) the Pescio Lease dated June 1, 1999 between Teck Resources Inc., and Carl Pescio and Janet Pescio, which requires that the Company pays $50,000 to Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

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

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.  At February 28, 2014, the capitalized costs totaled $305,000 (2012 – Nil), including lease payment of $50,000 to Pescio family.

d.       Ivanhoe Creek Property

During October 2013, the Company closed a purchase agreement with RMIC Gold to acquire an epithermal bonanza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by Richard R. Redfern, who is a director of the Company and this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in and to certain properties that compress 22 unpatented mining claims totaling 440 acres.  In consideration for the acquisition, the Company issued 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.  The acquired property was valued by the fair value of the Company's share of common stock issued, which was based on a recent private placement transaction.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

6. RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these unaudited condensed consolidated financial statements are as follows:

On March 1, 2013, the Company signed a one year consulting agreement with Uptick Capital LLC (“Uptick”), and agreed to pay Uptick 3,500,000 units of common stock for market expansion and business consulting. 1,500,000 shares were issued in the six months ended February 28, 2014.  Ari Blaine and Simeon Wohlberg control Uptick Capital and are directors of Zahav Resources Inc.

During October 2013, the Company closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, who is a director of the Company. The Company issued 150,000 common shares as consideration for 100% interest of the Epithermal bonanza gold-silver property known as the Ivanhoe Creek Property.

Consulting fees paid to Mr. Starkman for the six months ended February 28, 2014 were $2,622 (six months ended February 28, 2013 – $15,208).

As at February 28, 2014, included in Prepaid and sundry assets is $3,818 (August 31, 2013 – Nil) owing from the chief executive officer of the company.

7. COMMON STOCK

In September 2013, the Company issued 850,000 shares of common stock for consulting services rendered at $0.15 per share.

During October 2013, the Company closed a purchase agreement to acquire the Ivanhoe Creek Property. On December 20, 2013, the Company issued 150,000 shares of its common stock at $0.10 per share to RMIC Gold as the consideration for the purchase.

In November 2013, the Company received $4,740 in exchange for 50,000 shares of common stock at $0.095 per share.  These shares are expected to be issued in the next quarter.

In December 2013, the Company issued 750,000 shares of common stock for consulting services rendered at $0.10 per share.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

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

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

9. SUBSEQUENT EVENT

In March 2014, the Company issued 250,000 shares for consulting services rendered.

On April 14, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Redwood Fund LP, a Delaware limited partnership (the “Purchaser”) for an aggregate principal amount of $100,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) a Convertible Promissory Note (the “First Note”); and (ii) a five-year warrant (the “ First Warrant”) to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share, (the “Original Warrant Shares”) for an exercise price of $0.10 per share. The Purchaser shall also have the right to purchase from the Company, at the Purchaser’s discretion, within 30 days of the original purchase: (i) a second Convertible Note (the “Second Note” and, together with the First Note, the “Notes) within of the Note, in the original principal amount of $150,000; and (ii) a second warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase up to 150,000 shares of the Company’s Common Stock (together with the Original Warrant Shares, the “Warrant Shares”).

The terms of the Note and the Warrant are as follows:

Convertible Promissory Notes

The Notes earn an interest rate per day equal to 12% and a maturity date of six months from the original issuance date.  The Notes are convertible any time after 120 days after issuance, and the Purchaser has the right to convert the Note into shares of the Company’s common stock at a conversion price of $0.075 per share (the “Note Conversion Price”). The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Note Conversion Price.

The Company has the option to prepay all or any portion of the purchase price; however, the prepayment amount must be 110% of the principal amount to be prepaid together with all accrued but unpaid interest. In addition, the Company shall issue a Warrant at an exercise price of $0.10 per share for up to the prepayment amount.

In the event the Notes are not repaid on the Maturity Date, the interest rate on the Note shall be the lesser of 20% per annum or the maximum rate permissible by law.

Warrant

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.10 (subject to adjustment) (the “Exercise Price”), and may be exercised on a cashless basis. The exercise price and number of shares of the Company’s common stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and similar events. Additionally, at any time that the Company issues any common stock at a price less than the Exercise Price, the Exercise Price shall then be reduced on a weighted average calculation. Any adjustment to the Exercise Price shall similarly cause the number of warrant shares to be adjusted proportionately so that the total value of the Warrants shall remain the same.

If, pursuant to the First Note, the Company has not paid in full the principal amount plus all accrued and unpaid interest thereon prior to 120 days following the closing date of the Second Note and Second Warrant, the First Warrant shall be deemed automatically amended to provide that the number of Original Warrant Shares shall increase from 100,000 to 200,000. All other terms of the First Warrant shall remain the same.

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

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

a.	Reconciliation of Consolidated Balance Sheet as at August 31, 2013

	August 31, 2013 (Previously stated)	August 31, 2013 (Adjustments)	August 31, 2013 (Restated)
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,603		$8,603
Convertible notes payable	-		16,109
Advances from a related party	16,109		-
Total Liabilities	24,712		24,712

Stockholders' Equity
Common stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,627 (August 31, 2012 – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

b.	Reconciliation of Consolidated statements of operations and comprehensive loss

	For the three months Ended February 28, 2013 (Previously stated)	For the three months Ended February 28, 2013 (Adjustment)	For the three months Ended February 28, 2013 (Restated)
EXPENSES
Professional fees (7)	$69,797	$352,117	$421,914
Exploration (recovery)	(34,346)	-	(34,346)
Advertising and promotion	940	-	940
Telecommunications	1,695	-	1,695
Rent and occupancy costs	1,937	-	1,937
Office and general	2,973	-	2,973
Interest and bank charges (5)	822	57,292	58,114
Foreign currency exchange loss (6)	-	258	258
Depreciation	51	-	51
TOTAL OPERATING EXPENSES	43,869	409,667	453,536
LOSS FROM OPERATIONS BEFORE TAX	(43,869)	(409,667)	(453,536)
Income tax		-	-
NET LOSS	$(43,869)	$(409,667)	$(453,536)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment (6)	(258)	258	-
TOTAL COMPREHENSIVE LOSS	(44,127)	(409,409)	(453,536)

	For the six months Ended February 28, 2013 (Previously stated)	For the six months Ended February 28, 2013 (Adjustment)	For the six months Ended February 28, 2013 (Restated)
EXPENSES
Professional fees (7)	$110,425	$352,117	$462,542
Exploration (recovery)	(38,129)	-	(38,129)
Advertising and promotion	2,196	-	2,196
Telecommunications	2,976	-	2,976
Rent and occupancy costs	3,850	-	3,850
Office and general	5,475	-	5,475
Interest and bank charges (5)	7,264	74,872	82,136
Foreign currency exchange loss (6)	-	245	245
Depreciation	106	-	106
TOTAL OPERATING EXPENSES	94,163	427,234	521,397
LOSS FROM OPERATIONS BEFORE TAX	(94,163)	(427,234)	(521,397)
Income tax		-	-
NET LOSS	$(94,163)	$(427,234)	$(521,397)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment (6)	(245)	245	-
TOTAL COMPREHENSIVE LOSS	(94,408)	(426,989)	(521,397)

RIMROCK GOLD CORP AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO FEBRUARY 28, 2014

(Expressed in United States Dollars)

c.	Consolidated statement of cash flows

	For the six months Ended February 28, 2013 (Previously stated)	For the six months Ended February 28, 2013 (Adjustment)		For the six months Ended February 28, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,163)		$(427,234)	$(521,397)
Less: Loss from discontinued operations, net of tax expense	-		-	-
Loss from continuing operations	(94,163)		(427,234)	(521,397)
Items not affecting cash
Depreciation	106		-	106
Accretion expense on convertible notes payable (5)	13,670		74,872	88,542
Accrued interest on convertible notes payable	3,274		-	3,274
Foreign currency exchange loss	-		-
Impairment of mineral property claims	-		-
Impairment of convertible note receivable	-		-	-
Issuance of common stock for services (7)	-		300,000	300,000
Issuance of common stock for rental	-		-	-
Write off of deferred offering costs	-		-	-
Change in prepaid and sundry	(7,533)		-	(7,533)
Change in accounts payable and accrued liabilities	(13,607)		-	(13,607)
Net cash used in operating activities from continuing operations	(98,253)		(52,362)	(150,615)
Net cash used in operating activities from discontinued operations	-		-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(98,253)		(52,362)	(150,615)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims (7)	(52,117)		52,117	-
Disposition of equipment	-		-	-
Acquisition of equipment	-		-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(52,117)		52,117	-
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-		-	-
Proceeds from convertible note payable	-		-	-
Repayment of convertible notes payable	-		-	-
Advances (to) from a related party	-		-
Repayment of advance from a related party	-		-	-
Issuance of common stock, net of issuance costs	508,283			508,283
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	508,283			508,283
EFFECT OF EXCHANGE RATE CHANGES ON CASH (6)	(245)		245	-
NET INCREASE (DECREASE) IN CASH	357,668		-	357,668
CASH, BEGINNING OF PERIOD	11,191		-	11,191
CASH, END OF PERIOD	$368,859	$		368,859

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.

(2)	Adjustment due to original recording of assets at fair value.

(3)	Adjustments due to realized loss on available for sale securities and derecognization of translation adjustments for prior year.

(4)	Accumulated all adjustments related to the year ended December 31, 2013.

(5)	$125,000 convertible notes payable originally accounted for within the scope of the cash conversion subsections, and were adjusted to accounted for within the scope of beneficial conversion feature.

(6)	To adjust translation difference from accumulated other comprehensive income to loss from operations.

(7)	Adjustment arises from the incorrect capitalization of acquisition costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lac Kame and EM-1Properties, Quebec

In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company plans on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.  The Company elected to let these claims expire in November 2013.

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

The Company’s plan in the coming months includes additional exploration research and operations on the Rimrock, West Silver Cloud, and Pony Spur gold-silver properties. A detailed program of geologic mapping and local geochemical sampling and analysis has been conducted on the Rimrock property, and a new geophysical exploration program of Controlled Source Audio Magnetotellurics has been designed and will commence in the coming months. These programs are designed to help the Company to refine its drilling targets at the Rimrock property. The Company will also begin on a revised 43-101 compliant technical report for the Rimrock property after the geophysics program has been completed. Core drilling of gold-silver Midas and Carlin-style drill targets is contemplated to begin in late 2014. Further data compilation work and interpretive geological and geophysical analyses are being conducted on the West Silver Cloud and Pony Spur properties. The preparation of revised technical reports of the West Silver Cloud and Pony Spur properties will be completed in late 2014. No drilling is expected for the West Silver Cloud and Pony Spur properties in 2014.

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

The CSAMT survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter, of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company's technical team, and include the following observations:

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

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Waterton Global’s Hollister gold-silver mine, and 16 Km east southeast of Klondex Mines Ltd.'s Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Hollister Mine has reserves of more than 1,000,000 ounces of high grade gold were reported to grade  in excess of 1 ounces per ton gold. The Midas Mine had initial mineable reserves of more than 3M oz. of high-grade gold and 25M oz. of silver. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits. Any mineral production from the Rimrock, West Silver Cloud, and Pony Spur Properties is subject to Net Smelter Returns royalties of 3%.

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

In May 2013, the Company announced that its geophysics consultant Wright Geophysics has provided the Company with an initial interpretation of the recently completed Controlled Source Audio Magnetotelluric ("CSAMT") geophysical resistivity survey on the Company's wholly-owned Rimrock gold-silver property in Elko County, Nevada. The Rimrock property is strategically located in a highly mineralized epithermal gold-silver district, 7 Km northwest of Rodeo Creek's Hollister mine, and 16 Km southeast of Klondex's Midas mine.

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

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global’s Hollister gold-silver mine, and 22 Km southeast of Klondex Mines Ltd.'s Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Silver Cloud

The newly acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Klondex's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

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

Ivanhoe Creek

During October 2013, the Company acquired the advanced-stage Ivanhoe Creek, Nevada, epithermal bonanza gold-silver property from RMIC Gold, a private Nevada company controlled by Richard R. Redfern. Mr. Redfern is a director of the Company and this transaction is a non-arms length transaction. The Company issued 150,000 shares of the Company’s common shares to RMIC Gold, and will pay one percent (1%) Net Smelter Returns royalties to RMIC Gold for 100% interest in the Ivanhoe Creek property. The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management. The property area is uninhabited and suitable for construction of large-scale mine facilities, if warranted. The property is situated 63 Km northeast of the mining center of Battle Mountain, and 75 Km west-northwest of the mining hub city Elko. Rimrock Gold controls 22 claims along the north side of the Hollister property. The property lies at the former site of a small mercury mine/ prospect from which an unknown but small quantity of flasks of mercury were produced, and south of Rimrock Gold’s Rimrock property.

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Hollister had a proven and probable resource of approximately 819,000 tonnes @ 35.3 g/t gold and 195 g/t silver. Ivanhoe Creek also lies 17 Km southeast of Klondex Mines Ltd.'s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins, and has produced approximately 4.0 million ounces of gold and substantial silver. The initial published measured and indicated ore reserve for Midas was approximately 3,000,000 ounces of gold and 25,000,000 ounces of silver. Klondex Mines Ltd.'s is continuing to mine where ex-owner announced plans for further expansion of the eastern, more silver rich part of the Midas Mine.

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

Restatement of Financials

The Company has determined that the Company’s financial statements for the fiscal year ended August 31, 2013, and the quarter ended February 28, 2013 can no longer be relied upon as being in compliance with generally accepted accounting principles.  The Company has amended its annual SEC filing for the fiscal year ended August 31, 2013.

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows at August 31, 2013 due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments. See financial statements note 18 for restatement detail.

The major changes for the year ended Dec 31, 2013 as following:

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

Stockholders' Equity
Common stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,627 (August 31, 2012 – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

Results of Operations for the six months ended February 28, 2014 compared to the six months ended February 28, 2013

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through February 28, 2014, our operating expenses and loss from continuing operations were $3,249,105.

Operating expenses from continuing operations for the six months ended February 28, 2014 were $347,916 compared to $521,397 for the six months ended February 28, 2013. The decrease of $173,481 in operating expenses was primarily attributed to decrease in professional fees by $135,450 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings.  More specifically, advisory and legal services relating to the Company’s current operation and corporate acquisitions were responsible for the decrease in professional fees.  In addition, the Company had incurred accretion expense of $88,542 on the convertible debenture in the six months ended February 28, 2013. This expense is no longer present in the six months ended February 28, 2014 since the convertible debenture was converted into common shares in January 2013.

Net loss from continuing operations for the six months ended February 28, 2014 was $347,916 as compared to $521,397 net loss for the six months ended February 28, 2013.  The reason for the decrease in operating losses is the same as explained in operating expenses.

During the six months ended February 28, 2014 and February 28, 2013, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of February 28, 2014 we had a cash balance of $125 and a working capital deficit of $52,997.

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

In addition to the $502,000 raised, the Company is actively seeking financing in the amount of $1,000,000 to map out drill targets on the Rimrock property and to drill those targets this year. The Company is also preparing a detailed exploration plan to advance the recently acquired Silver Cloud property. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company is optimistic that the financing will be secured and our going concern risk will be removed.

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

On April 14, 2014, the Company entered into a Securities Purchase Agreement with Redwood Fund LP, a Delaware limited partnership (the “Purchaser”) for an aggregate principal amount of $100,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) a Convertible Promissory Note; and (ii) a five-year warrant to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.10 per share. The Purchaser shall also have the right to purchase from the Company, at the Purchaser’s discretion, within 30 days of the original purchase: (i) a second Convertible Promissory Note, in the original principal amount of $150,000; and (ii) a second warrant to purchase up to 150,000 shares of the Company’s Common Stock.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2014 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the second quarter of the fiscal year ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Company issued 750,000 shares of common stock for consulting services rendered at $0.10 per share.

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

Mine Safety and Health Administration Regulations

During the six months ended February 28, 2014 and the fiscal year ended August 31, 2013, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: April 21, 2014