Form 10-K/A
period 2013-08-31
RIMROCK GOLD CORP.
filed 2014-06-12
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends Rimrock Gold Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended August 31, 2013  originally filed on November 15, 2013 and amended on April 11, 2014 (together, the “Form 10-K”)with the U.S. Securities and Exchange Commission (the “Commission”).

Effective March 6, 2014 our predecessor auditor, DNTW Toronto LLP, is no longer registered with the PCAOB formerly known as DNTW Chartered Accountants, LLP (“DNTW”), is no longer registered with the PCAOB and, on May 20, 2014, the Commission denied the two partners of DNTW, the privilege of appearing or practicing before the SEC as accountants. Therefore, our financial statements for the year ended August 31, 2012 and for the period from inception (June 5, 2003) to August 31, 2013 are deemed to be unaudited.  We are filing this Amendment No. 2 to amend our Form 10-K, and label our financials for the year ended August 31, 2012 and for the period from inception (June 5, 2003) to August 31, 2013, including the discussion of such financial statements in the Management’s Discussion and Analysis, as un-audited. The financials for the year ended August 31, 2013, excluding the inception to date cumulative date financial data, remains audited.

Except for the changes effected by this Amendment No. 2 on Form 10-K/A, no modification or update is otherwise made to any other disclosures or exhibits to the Form 10-K.

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

Results of Operations for the years ended August 31, 2013 and August 31, 2012 (Unaudited)

Revenues

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

Operating Expenses

For the period from inception through August 31, 2013 (Unaudited), our operating expenses and loss from continuing operation were $2,901,189, and our net loss was $3,047,039.
Operating expenses from continuing operation for the year ended August 31, 2013 was $1,092,749 compared to $299,800 for the year ended August 31, 2012 (Unaudited). The increase in operating expenses of $792,949 during the year ended August 31, 2013 compared to the year ended August 31, 2012 (Unaudited) is primarily attributed to an increase in professional fees related to the acquisition of the Property, as well as Nevada claims maintenance fee.  Professional fees the years ended August 31, 2013 and August 31, 2012 (Unaudited) were $866,071 and $220,671, respectively. The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition. In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional fees. Claim maintenance fees are incurred on the newly acquired Properties in Nevada.

Net Loss

Loss from continuing operations was $1,225,857 for year ended August 31, 2013 and $775,291 for year ended August 31, 2012 (Unaudited).

The increase in loss of $450,566 is mainly due to the increase in professional fees in the fiscal year end 2013 compared to professional fees in 2012 (Unaudited). The loss would have been more significant if it were not for the impairment of $451,870 for the mineral property claims in the year 2012 (Unaudited).

During the years ending August 31, 2013 and August 31, 2012 (Unaudited), we had no provision for income taxes due to the net operating losses incurred.

Restatement

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows at August 31, 2013 and August 31, 2012 (Unaudited) due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments. See financial statements note 18 for restatement detail.

The major changes for the year ended August 31, 2012 (Unaudited) as following:

	August 31, 2012 Previously stated (Unaudited)	August 31, 2012 Adjustments (Unaudited)	August 31, 2012 Restated (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,539		$32,539
Convertible notes payable (5)	111,330	(74,872)	36,458
Advances from a related party	-		-
Total Liabilities	143,869	(74,872)	68,997

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	7,420		7,420
Additional paid-in capital (5)	1,782,951	118,200	1,901,151
Accumulated other comprehensive loss (3)	(9,540)	9,540	0
Deficit accumulated during the development stage (6)	(1,768,314)	(52,868)	(1,821,182)
Total Stockholders' Equity	12,517	74,872	87,389
Total Liabilities and Stockholders' Equity	$156,386	-	$156,386

The major changes for the year ended August 31, 2013 as following:

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

Liquidity and Capital Resources

As of August 31, 2013 we had a cash balance of $36,449 as compared to $11,191 as at August 31, 2012 (Unaudited).  Increase in cash is mainly due to proceeds from issuance of shares during the current year.

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

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013 AND 2012 (Unaudited restated)

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rimrock Gold Corp.
(Formerly Tucana Lithium Corp.)
(An exploration stage company)

We have audited the accompanying restated consolidated balance sheet of Rimrock Gold Corp. (formerly Tucana Lithium Corp.,) (an exploration stage company) as of August 31, 2013, and the related restated consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended August 31, 2013. These restated consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these restated consolidated financial statements based on our audit.

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

The accompanying restated consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the restated consolidated financial statements, the company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
April 11, 2014 except for note 18,	Licensed Public Accountants
as to which the date is June 11, 2014

2300 Yonge Street, Suite 1500, Box 2434 Toronto, Ontario M4P 1E4 Tel: 416 785 5353 Fax: 416 785 5663

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF
(Expressed in United States Dollars)

	August 31, 2013	August 31, 2012 (Unaudited)
	(Restated – Note 18)	(Restated – Note 18)
ASSETS
Current Assets
Cash	$36,449	$11,191
Prepaid and sundry	80,596	11,129
Total Current Assets	117,045	22,320
Long Term Assets
Mineral property claims	379,970	133,108
Equipment	758	958
Total Long Term Assets	380,728	134,066
Total Assets	$497,773	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,603	$32,539
Convertible notes payable	-	36,458
Advances from a related party	16,109	-
Total Liabilities	24,712	68,997

Going Concern	-	-
Contingencies and Commitments	-	-
Related Party Transactions	-	-
Subsequent Events	-	-
		-
Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109(Unaudited))	34,615	7,420
Additional paid-in capital	3,485,485	1,901,151
Deficit accumulated during the exploration stage	(3,047,039)	(1,821,182)
Total Stockholders' Equity	473,061	87,389
Total Liabilities and Stockholders' Equity	$497,773	$156,386

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED AUGUST 31, 2013, AUGUST 31, 2012 (UNAUDITED) AND
FOR THE PERIOD FROM INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013 (UNAUDITED)
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012 (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, 2013 (Unaudited)
	(Restated – Note 18)	(Restated – Note 18)	(Restated – Note 18)
EXPENSES
Professional fees	$866,071	220,671	$1,873,254
Mineral property claims maintenance fee	91,140		91,140
Exploration	4,017	22,656	119,740
Advertising and promotion	7,526	1,788	16,707
Telecommunications	6,422	2,184	17,055
Rent and occupancy costs	16,450	7,728	27,310
Office and general	16,886	4,470	30,104
Interest and bank charges	83,775	40,183	128,519
Foreign currency exchange loss	262		262
Depreciation	200	120	320
TOTAL OPERATING EXPENSES	1,092,749	299,800	2,304,411
LOSS FROM OPERATIONS	(1,092,749)	(299,800)	(2,304,411)
Interest income	-	-	11,821
Impairment of mineral property claims	(133,108)	(451,870)	(584,978)
Impairment of convertible note receivable	-	(23,621)	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(1,225,857)	(775,291)	(2,901,189)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,225,857)	(775,291)	(2,901,189)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	(3,742)	(145,850)
NET LOSS	$(1,225,857)	$(779,033)	$(3,047,039)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	-	896
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	23,621
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(1,225,857)	$(750,774)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	109
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	(3,633)
TOTAL COMPREHENSIVE LOSS	(1,225,857)	(754,407)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.06)	(0.11)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED		-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.06)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,807,142	7,122,884

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013 (UNAUDITED)
(Expressed in United States Dollars)

	Common Stock		Additional Paid	Common Stock	Accumulated Other Comprehensive	Deficit Accumulated During The Exploration	Total Stockholders'
	Shares	Amount	In Capital	Issuable	Loss	Stage	Equity
Opening Balance
Issuance of common stock at inception	250,000	250	(50)	-	-	-	$200
Foreign currency translation	-	-	-	-	(109)	-	(109)
Net loss	-	-	-	-	-	(1,257)	(1,257)
Balance, August 31, 2003 (Unaudited)	250,000	250	(50)		(109)	(1,257)	(1,166)
Foreign currency translation	-	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	-	(5,825)	(5,825)
Balance, August 31, 2004 (Unaudited)	250,000	250	(50)		(614)	(7,082)	(7,496)
Foreign currency translation	-	-	-	-	(504)	-	(504)
Net loss	-	-	-	-	-	(5,810)	(5,810)
Balance, August 31, 2005 (Unaudited)	250,000	250	(50)		(1,118)	(12,892)	(13,810)
Foreign currency translation	-	-	-	-	8,200		8,200
Net loss	-	-	-	-	-	(18,388)	(18,388)
Balance, August 31, 2006 (Unaudited)	250,000	250	(50)		7,082	(31,280)	(23,998)
Issuance of common stock for cash	62,500	62	(12)	-	-	-	50
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(2,815)	-	(2,815)
Foreign currency translation	-	-	-	-	(12,682)	-	(12,682)
Net loss	-	-	-	-	-	(16,945)	(16,945)
Balance, August 31, 2007 (Unaudited)	312,500	$312	$(62)	-	$(8,415)	$(48,225)	$(56,390)
Issuance of common stock for cash	448,750	449	35,451	-	-	-	35,900
Issuance of common stock for services	12,500	13	987	-	-	-	1,000
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(1,994)	-	(1,994)
Foreign currency translation	-	-	-	-	3,926	-	3,926
Net loss	-	-	-	--	-	(94,389)	(94,389)
Balance, August 31, 2008 (Unaudited)	773,750	$774	$36,376	-	$(6,483)	$(142,614)	$(111,947)
Issuance of common stock for services	125,000	125	49,875	-	-	-	50,000
Foreign currency translation	-	-	-	-	(973)	-	(973)
Net loss	-	-	-	-	-	(124,214)	(124,214)
Balance, August 31, 2009 (Unaudited)	898,750	$899	$86,251	-	$(7,456)	$(266,828)	$(187,134)
Issuance of common stock for conversion of notes payable	750,000	750	119,250	-	-	-	120,000
Issuance of common stock for cash	250,000	250	74,750	-	-	-	75,000
Issuance of common stock for accounts payable	25,000	25	9,975	-	-	-	10,000
Issuance of common stock for consulting services	-	-	-	50,000	-	-	50,000
Foreign currency translation	-	-	-	-	2,442	-	2,442
Forgiveness of advances from related party	-	-	120,000	-	-	-	120,000
Net loss	-	-		-	-	(267,389)	(267,389)
Balance, August 31, 2010 (Unaudited)	1,923,750	$1,924	$410,226	$50,000	$(5,014)	$(534,217)	$(77,081)
Issuance of common stock for mineral claims	2,500,000	2,500	397,500	-	-	-	400,000
Issuance of common stock for cash, net of commissions	2,059,275	2,059	808,494	-	-	-	810,553
Issuance of common stock for accounts payable	250,000	250	49,750	(50,000)	-	-	-
Issuance of common stock for debt conversion	75,000	75	14,915	-	-	-	14,990
Unrealized loss on convertible notes receivable	-	-	-	-	(23,622)	-	(23,622)
Foreign currency translation	-	-	-	-	(5,530)	-	(5,530)
Net loss	-	-	-	-	-	(498,393)	(498,393)
Balance, August 31, 2011 (Restated) (Unaudited)	6,808,025	$6,808	$1,680,885	$-	$(34,166)	$(1,032,610)	$620,917
Issuance of common stock for rent	15,625	16	3,484	-	-	-	3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-	-	54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-	-	18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-	-	20,000
Convertible debentures equity portion	-	-	125,000	-	-	-	125,000
Realized loss on available for sale securities	-	-	-	-	4,809	(4,809)	-
Realized gain on convertible notes receivable	-	-	-	-	23,621	-	23,621
Foreign currency translation	-	-	-	-	5,736	(4,730)	1,006
Net loss	-	-		-	-	(779,033)	(779,033)
Balance, August 31, 2012 (Restated) (Unaudited)	7,420,109	$7,420	$1,901,151	$-	$-	$(1,821,182)	$87,389
Conversion of convertible debentures	641,370	642	127,633	-	-	-	128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-	-	508,284
Issuance of common stock for consulting services	4,500,000	4,500	670,500	-	-	-	675,000
Issuance of common stock to acquire mineral property claims	19,300,000	19,300	280,670	-	-	-	299,970
Net loss	-	-	-	-	-	(1,225,857)	(1,225,857)
Balance, August 31, 2013 (Restated)	34,614,627	$34,615	$3,485,485	$-	$-	$(3,047,039)	$473,061

All common stock is after stock split 8:1 as explained in note 1.

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2013, AUGUST 31, 2012 (UNAUDITED) AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013 (UNAUDITED)
(Expressed in United States Dollars)

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012 (Unaudited)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Unaudited)
	Restated – Note 18	Restated – Note 18	Restated – Note 18
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,225,857)	$(779,033)	$(3,047,039)
Less: Loss from discontinued operations, net of tax expense	-	3,742	145,850
Loss from continuing operations	(1,225,857)	(775,291)	(2,901,189)
Items not affecting cash
Depreciation	200	120	320
Accretion expense on convertible notes payable	88,542	36,459	125,000
Accrued interest on convertible notes payable	3,274	-	3,274
Impairment of mineral property claims	133,108	451,870	584,978
Impairment of convertible note receivable	-	23,621	23,621
Loss on disposal of assets	-	-	2,762
Issuance of common stock for services	600,000	18,000	719,000
Issuance of common stock for rental	-	3,500	3,500
Write off of deferred offering costs	-	-	120,000
Change in prepaid and sundry	5,533	(5,289)	(5,596)
Change in accounts payable and accrued liabilities	(23,936)	13,721	8,603
Net cash used in operating activities from continuing operations	(419,136)	(233,289)	(1,315,727)
Net cash used in operating activities from discontinued operations	-	(2,564)	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(419,136)	(235,854)	(1,429,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(80,000)	(14,978)	(94,978)
Disposition of equipment	-	-	4,462
Acquisition of equipment		(1,130)	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(80,000)	(16,108)	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-	(21,978)
Proceeds from convertible note payable	-	125,000	153,540
Repayment of convertible notes payable	-	(3,550)	(163,550)
Advances from a related party	16,109	-	141,109
Repayment of advance from a related party	-	(203)	-
Issuance of common stock, net of issuance costs	508,285	54,378	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394	175,625	1,593,287
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	651	(6,214)
NET INCREASE (DECREASE) IN CASH	25,258	(75,685)	36,449
CASH, BEGINNING OF PERIOD	11,191	86,876	-
CASH, END OF PERIOD	$36,449	$11,191	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for acquisition of mineral property claims	$299,970	20,000	-
Convertible debt payable and accrued interest converted to common stock	$128,274	-	-

The accompanying notes are an integral part of these consolidated financial statements.

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
FOR THE YEARS ENDED AUGUST 31, 2013, AUGUST 31, 2012 (UNAUDITED) AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2013 (UNAUDITED)
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

The following table summarizes the operating results of the discontinued operation for the period indicated:

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012 (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, 2013 (Unaudited)
Revenue	$-	$3,024	$387,810
Cost of goods sold		2,175	268,109
Gross profit	-	849	119,701
Operating expenses		4,591	265,551
Loss from discontinued operations before tax		(3,742)	(145,850)
Income taxes		-	-
Loss from discontinued operations after income tax expenses	$-	$(3,742)	$(145,850)

6.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2013	Net 2012 (Unaudited)
Furniture and equipment	$3,634	$3,073	$561	$780
Computer	15,695	15,498	197	178
	$19,329	$18,571	$758	$958

The depreciation charge for the years ended August 31, 2013 and August 31, 2012 (Unaudited) are $200 and $120, respectively.

7.	MINERAL PROPERTY CLAIMS

As at August 31, 2013, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada. These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments. During the year ended August 31, 2013, annual maintenance payments of approximately $91,140 (2012 (Unaudited) – Nil) were made to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	August 31, 2013	August 31, 2012 (Unaudited)
Lithium Properties (a)	$-	$133,108
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	-
Silver Cloud Property (c)	305,000	-
	$379,970	$133,108

a.	Lithium Properties

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

As at August 31, 2012, because the Company had not renewed 85 mineral claims located on the northern perimeter of the property, there was an indication for impairment, and the Company performed a quantitative analysis by evaluating the recoverability of the mineral claims and recognized an impairment loss of $451,870 (Unaudited) on the mineral property claims for the year ended August 31, 2012.

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

On May 16, 2012, the Company issued a one-year convertible note payable in the amount of $125,000. The convertible note payable matures in twelve months, is unsecured, bears interest at 4% per annum and interest accrues and is payable in cash upon maturity or repayment of the principal prior to the date of maturity, provided that the elected conversion to common shares does not occur. At any time or times on or before May 16, 2013, the note holder shall be entitled to convert any portion of the outstanding and unpaid amount, including accrued interest, into fully paid and non-assessable shares of common stock at a conversion price of $0.20 per common share. In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company recorded a beneficial conversion feature of $125,000 on the note. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. For the year ended August 31, 2013, the Company recognized amortization on the debt discount related to the beneficial conversion feature of $88,542 (2012 - $36,458 Unaudited).

On January 9,  2013, the $125,000 convertible note payable including accrued interest of $3,274 were converted into 641,370 shares (5,130,958 shares on a pre-split basis) of common stock at price of $0.20 per share.

Carrying amount of convertible notes, September 1, 2011 (Unaudited)	$-
Add: Face Value	125,000
Discount on Note	(125,000)
Discount amortization	36,458

Carrying amount of convertible notes, August 31, 2012 (Unaudited)	36,458
Discount amortization	88,542
Conversion to share	(125,000)
Carrying amount of convertible notes, August 31, 2013	$-

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

Consulting fees paid to CEO for the year ended August 31, 2013 were $24,068 (2012 – $41,289 Unaudited).
Consulting fees paid to Mr. Redfern for the year ended 31 August 2013 were $6,763.10 (2012 – Nil Unaudited).

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

b.	Share purchase warrants

	No. of warrants	Warrant value	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable at September 1, 2012 and 2011 (Unaudited)	-	-
Issued with common shares at private placement	2,510,000	$145,247	0.30	1.45
Outstanding and exercisable at August 31, 2013	2,510,000	$145,247	0.30	1.45

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

During the periods ended August 31, 2013 and 2012 (Unaudited) and for the period from inception to August 31, 2013 (Unaudited), there was no interest or taxes paid by the Company.

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

The income tax provision for the years ended August 31, 2013 and August 31, 2012 (Unaudited) as follows:

	Year ended August 31, 2013	Year ended August 31, 2012 (Unaudited)

Loss before income taxes	$1,225,857	$775,291
Applicable tax rates	34%	34%

Income tax benefit computed at applicable statutory rates	$416,791	$263,599
Tax effect of expenses not deductible for tax purposes	(279,361)	(181,373)
Change in valuation allowance	(137,430)	(82,226)

Total income tax provision	$-	$-

The components of deferred tax benefit are summarized as follows:

	As at August 31, 2013	As at August 31, 2012 (Unaudited)

Non-capital losses carried forward	$491,331	$353,900
Valuation allowance	(491,331)	(353,900)
Net deferred tax benefit	$-	$-

16.	FINANCIAL INSTRUMENTS

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

The Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows at August 31, 2013 and August 31, 2012 (Unaudited) due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments.

In addition, effective March 6, 2014 our predecessor auditor, DNTW Toronto LLP, formerly known as DNTW Chartered Accountants, LLP (“DNTW”), is no longer registered with the PCAOB and on May 20, 2014 the Securities and Exchange Commission ("SEC”) denied the two partners of DNTW, the privilege of appearing or practicing before the SEC as accountants. Therefore, the Company is no longer allowed to include any audit report issued by DNTW in any filing with the SEC on or after May 20, 2014. Schwartz Levitsky Feldman LLP, Chartered Accountant, has audited the financial statements for the fiscal year ended August 31, 2013. Our financial statements for the year ended August 31, 2012 and for the period (June 5, 2003) to August 31, 2013 are deemed to be unaudited.

a.	Reconciliation of Consolidated Balance Sheet as at August 31, 2013

Consolidated Balance Sheet as at August 31, 2013

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,603		$8,603
Convertible notes payable	-		16,109
Advances from a related party	16,109		-
Total Liabilities	24,712		24,712

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 unaudited – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

Consolidated Balance Sheet as at August 31, 2012 (Unaudited)

	August 31, 2012 Previously stated (Unaudited)	August 31, 2012 Adjustments (Unaudited)	August 31, 2012 Restated (Unaudited)
ASSETS
Current Assets
Cash	$11,191	-	$11,191
Prepaid and sundry	11,129	-	11,129
Total Current Assets	22,320	-	22,320
Long Term Assets
Mineral property claims	133,108	-	133,108
Equipment	958	-	958
Total Long Term Assets	134,066	-	134,066
Total Assets	$156,386	-	$156,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,539	-	$32,539
Convertible notes payable (5)	111,330	(74,872)	36,458
Advances from a related party	-		-
Total Liabilities	143,869	(74,872)	68,997

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 – 7,420,109)	7,420		7,420
Additional paid-in capital (5)	1,782,951	118,200	1,901,151
Accumulated other comprehensive loss (3)	(9,540)	9,540	0
Deficit accumulated during the development stage (6)	(1,768,314)	(52,868)	(1,821,182)
Total Stockholders' Equity	12,517	74,872	87,389
Total Liabilities and Stockholders' Equity	$156,386	-	$156,386

b.	Reconciliation of Consolidated statements of operations and comprehensive loss for the year ended August 31, 2013

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustment)	For the Year Ended August 31, 2013 (Restated)
EXPENSES
Professional fees (7)	$513,954	$352,117	$866,071
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	4,017	-	4,017
Advertising and promotion	7,526	-	7,526
Telecommunications	6,422	-	6,422
Rent and occupancy costs	16,450	-	16,450
Office and general	16,886	-	16,886
Interest and bank charges (5)	8,903	74,872	83,775
Foreign currency exchange loss (8)	-	262	262
Depreciation	200	-	200
TOTAL OPERATING EXPENSES	665,498	427,251	1,092,749
LOSS FROM OPERATIONS	(665,498)	427,251	(1,092,749)
Interest income	-	-	-
Impairment of mineral property claims	(133,108)	-	(133,108)
Impairment of convertible note receivable	-	-	-
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(798,606)	(427,251)	(1,225,857)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(798,606)	(427,251)	(1,225,857)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	-	-
NET LOSS	$(798,606)	$(427,251)	$(1,225,857)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment (8)	(262)	262	0
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	-	-
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(798,868)	$(426,989)	(1,225,857)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	-	-
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	-	-
TOTAL COMPREHENSIVE LOSS	(798,868)	(426,989)	(1,225,857)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.04)	-	(0.06)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED	-	-	-
NET LOSS PER SHARES - BASIC AND DILUTED	(0.04)	-	(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,807,142	-	21,807,142

	For the Year Ended August 31, 2012 (Previously stated) (Unaudited)	For the Year Ended August 31, 2012 (Adjustment) (Unaudited)	For the Year Ended August 31, 2012 (Restated) (Unaudited)
EXPENSES
Professional fees (9)	211,817	8,854	220,671
Exploration	22,656	-	22,656
Advertising and promotion	1,788	-	1,788
Telecommunications	2,184	-	2,184
Rent and occupancy costs	7,728	-	7,728
Office and general	4,470	-	4,470
Interest and bank charges (5)	5,708	34,475	40,183
Depreciation	120	-	120
TOTAL OPERATING EXPENSES	256,471	43,329	299,800
LOSS FROM OPERATIONS	(256,471)	(43,329)	(299,800)
Interest income	-	-	-
Impairment of mineral property claims	(451,870)	-	(451,870)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(731,962)	(43,329)	(775,291)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(731,962)	-	(775,291
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(3,742)	-	(3,742)
NET LOSS	$(735,704)	$(43,329)	$(779,033
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment	896	-	896
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	23,621	-	23,621
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(707,445)	$43,329	(750,774)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	109	-	109
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	(3,633)	-	(3,633)
TOTAL COMPREHENSIVE LOSS	(711,078)	(43,329)	(754,407)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.10)	-	(0.11)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED	-	-	-
NET LOSS PER SHARES - BASIC AND DILUTED	$(0.10)	$-	(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED (post-split)	7,122,884	-	7,122,884

	For the Period from Inception (June 5, 2003) to August 31, 2013 (Previously stated) (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, Adjustment (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, 2013 (Restated) (Unaudited)
EXPENSES
Professional fees	$1,512,283	$360,971	$1,873,254
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	119,740	-	119,740
Advertising and promotion	16,707	-	16,707
Telecommunications	17,055	-	17,055
Rent and occupancy costs	27,310	-	27,310
Office and general	30,104	-	30,104
Interest and bank charges	19,172	109,347	128,519
Foreign currency exchange loss	-	262	262
Depreciation	320	-	320
TOTAL OPERATING EXPENSES	1,833,831	470,580	2,304,411
LOSS FROM OPERATIONS	(1,833,831)	(470,580)	(2,304,411)
Interest income	11,821	-	11,821
Impairment of mineral property claims	(584,978)	-	(584,978)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(2,430,609)	-	(2,901,189)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,430,609)	-	(2,901,189)
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(136,311)	(9,539)	(145,850)
NET LOSS	$(2,566,920)	$(480,119)	$(3,047,039)

c.	Consolidated statements of Stockholders’ Equity

	Common stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During the exploration		Total Stockholders’
	Shares	Amount	Paid in Capital	income	stage		equity
Balance, August 31, 2011 (Previously stated) (Unaudited)	6,808,025	$6,808	$1,680,885	$(34,166)	$(1,032,610)		$620,917
Realized loss on available for sale securities – year 2007 & 2008	-	-	-	4,809	(4,809	)(3)	-
Reclassification of foreign currency translation for prior years to retained earnings	-	-	-	4,730	(4,730	)(3)	-
Issuance of common stock for rent	15,625	16	3,484	-	-		3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-		54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-		18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-		20,000
Convertible debentures equity portion	-	-	125,000	-	-		125,000
Realized gain on convertible notes receivable	-	-	-	23,621	-		23,621
Foreign currency translation	-	-	-	1,006	-		1,006
Net loss	-	-	-	-	(779,033)		(779,033)

Balance, August 31, 2012 (Restated) (Unaudited)	7,420,109	$7,420	$1,901,151	$-	$(1,821,182)		$87,389

Conversion of convertible debentures	641,370	642	127,633	-	-	128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-	508,284
Issuance of common stock for consulting services	4,500,000	4,500	670,500	-	-	675,000
Issuance of common stock to acquire mineral property claims	19,300,000	19,300	280,670	-	-	299,970
Net loss	-	-	-	-	(1,225,857)	(1,225,857)
Balance, August 31, 2013 (Restated)	34,614,627	$34,615	$3,485,485	$-	$(3,047,039)	$473,061

d.	Consolidated statement of cash flows

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustments)			For the Year Ended August 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(798,606)		$(427,251)		$(1,225,857)
Less: Loss from discontinued operations, net of tax expense	-		-		-
Loss from continuing operations	(798,606)		(427,251)		(1,225,857)
Items not affecting cash
Depreciation	200		-		200
Accretion expense on convertible notes payable	13,670		74,872	(5)	88,542
Accrued interest on convertible notes payable	3,274		-		3,274
Foreign currency exchange loss	-		-
Impairment of mineral property claims	133,108		-		133,108
Impairment of convertible note receivable	-		-		-
Issuance of common stock for services	300,000		300,000	(7)	600,000
Issuance of common stock for rental	-		-		-
Write off of deferred offering costs	-		-		-
Change in prepaid and sundry	5,533		-		5,533
Change in accounts payable and accrued liabilities	(23,936)		-		(23,936)
Net cash used in operating activities from continuing operations	(366,757)		(52,379)		(419,136)
Net cash used in operating activities from discontinued operations	-		-		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(366,757)		(52,379)		(419,136)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(132,117)		52,117	(7)	(80,000)
Disposition of equipment	-		-		-
Acquisition of equipment	-		-		-
CASH FLOWS USED IN INVESTING ACTIVITIES	(132,117)		52,117		(80,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-		-		-
Proceeds from convertible note payable	-		-		-
Repayment of convertible notes payable	-		-		-
Advances (to) from a related party	16,109		-		16,109
Repayment of advance from a related party	-		-		-
Issuance of common stock, net of issuance costs	508,285				508,285
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394				524,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)		262	(8)	-
NET INCREASE (DECREASE) IN CASH	25,258		-		25,258
CASH, BEGINNING OF PERIOD	11,191		-		11,191
CASH, END OF PERIOD	$36,449	$			36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for acquisition of mineral property claims	$3,195,000		(2,895,030	)(1)	299,970
Convertible debt payable and accrued interest converted to common stock	$128,274		-		128,274

	For the Year Ended August 31, 2012 (Previously stated) (Unaudited)	For the Year Ended August 31, 2012 (Adjustments) (Unaudited)		For the Year Ended August 31, 2012 (Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(735,704)	$(43,329)		$(779,033)
Less: Loss from discontinued operations, net of tax expense	3,742			3,742
Loss from continuing operations	(731,962)	(43,329)		(775,291)
Items not affecting cash	-	-		-
Depreciation	120	-		120
Accretion expense on convertible notes payable	-	-		-
Accrued interest on convertible notes payable	5,630	30,829	(5)	36,459
Foreign currency exchange loss	-	-		-
Impairment of mineral property claims	451,870	-		451,870
Impairment of convertible note receivable	23,621	-		23,621
Loss on disposal of assets	-	-		-
Issuance of common stock for services	18,000	-		18,000
Issuance of common stock for rental	3,500	-		3,500
Write off of deferred offering costs	-	-		-
Change in prepaid and sundry	(5,289)	-		(5,289)
Change in accounts payable and accrued liabilities	13,721	-		13,721
Net cash used in operating activities from continuing operations	(220,789)	(12,500)		(233,289)
Net cash used in operating activities from discontinued operations	(2,564)	-		(2,564)
CASH FLOWS USED IN OPERATING ACTIVITIES	(223,353)	(12,500	)(9)	(235,854)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(14,978)	-		(14,978)
Disposition of equipment	-	-		-
Acquisition of equipment	(1,130)	-		(1,130)
CASH FLOWS USED IN INVESTING ACTIVITIES	(16,108)	-		(16,108)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-	-		-
Proceeds from convertible note payable	112,500	12,500		125000
Repayment of convertible notes payable	(3,550)	-		(3,550)
Advances (to) from a related party	-	-		-
Repayment of advance from a related party	(203)	-		(203)
Issuance of common stock, net of issuance costs	54,378	-		54,378
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	163,125	12,500		175,625
EFFECT OF EXCHANGE RATE CHANGES ON CASH	651			651
NET INCREASE (DECREASE) IN CASH	(75,685)	-		(75,685)
CASH, BEGINNING OF PERIOD	86,876	-		86,876
CASH, END OF PERIOD	$11,191			11,191

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	$-	-		-
Convertible debt converted to common stock	$-	-		-

	For The Period From Inception (June 5, 2003) To August 31, 2013 (Previously stated) (Unaudited)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Adjustments) (Unaudited)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,566,920)	$(480,119)	(3,047,039)
Less: Loss from discontinued operations, net of tax expense	136,311	9,539	145,850
Loss from continuing operations	(2,430,609)	(470,580)	(2,901,189)
Items not affecting cash	-	-	-
Depreciation	320	-	320
Accretion expense on convertible notes payable	19,300	105,700	125,000
Accrued interest on convertible notes payable	3,274	-	3,274
Foreign currency exchange loss	-	-	-
Impairment of mineral property claims	584,978	-	584,978
Impairment of convertible note receivable	23,621	-	23,621
Loss on disposal of assets	2,762	-	2,762
Issuance of common stock for services	419,000	300,000	719,000
Issuance of common stock for rental	3,500	-	3,500
Write off of deferred offering costs	120,000	-	120,000
Change in prepaid and sundry	(5,596)	-	(5,596)
Change in accounts payable and accrued liabilities	8,603	-	8,603
Net cash used in operating activities from continuing operations	(1,250,847)	(64,880)	(1,315,727)
Net cash used in operating activities from discontinued operations	(114,257)	-	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,365,104)	(64,880)	(1,429,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(147,095)	52,117	(94,978)
Disposition of equipment	4,462	-	4,462
Acquisition of equipment	(30,124)	-	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(172,757)	52,117	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	(21,978)	-	(21,978)
Proceeds from convertible note payable	141,040	12,500	153,540
Repayment of convertible notes payable	(163,550)	-	(163,550)
Advances (to) from a related party	141,109	-	141,109
Repayment of advance from a related party	-	-	-
Issuance of common stock, net of issuance costs	1,484,166	-	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,580,787	12,500	1,593,287
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,477)	262	(6,214)
NET INCREASE (DECREASE) IN CASH	36,449		36,449
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$36,449	-	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	-	-	-
Convertible debt converted to common stock	-	-	-

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.
(2)	Adjustment due to original recording of assets at fair value.
(3)	Adjustments due to realized loss on available for sale securities and derecognization of translation adjustments for prior year.
(4)	Accumulated all adjustments related to the years ended August 31, 2012 and 2013.
(5)	$125,000 convertible notes payable originally accounted for within the scope of the cash conversion subsections, and were adjusted to accounted for within the scope of beneficial conversion feature.
(6)	Accumulated all adjustments related to the years ended August 31, 2012.
(7)	Adjustment arises from the incorrect capitalization of mining properties acquisition costs.
(8)	To adjust translation difference from accumulated other comprehensive income to loss from operations.
(9)
$12,500 commission fee has been deducted from convertible debt, and amortized $3,646 in previously stated financial statement for the year ended August 31, 2012. The issuance cost should not be offset against the proceeds received in calculating the intrinsic value of a conversion option.

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

Date: June 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	June 12, 2014
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Richard Redfern	Director	June 12, 2014
Richard Redfern