Form 10-Q
period 2014-05-31
RIMROCK GOLD CORP.
filed 2014-07-21
CIK 1424455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 21, 2014, the registrant had 37,664,627 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

May 31, 2014

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

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	F-2	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2014 (UNAUDITED) AND AS OF AUGUST 31, 2013 (AUDITED RESTATED).

PAGE	F-3	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013 (UNAUDITED).

PAGE	F-4
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2014 (UNAUDITED).

PAGE	F-5	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013 AND FOR THE PERIOD JUNE 5, 2003 (INCEPTION) TO MAY 31, 2014 (UNAUDITED).

PAGE	F-6 to F-20	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT
(Expressed in United States Dollar)

		August 31,
	May 31,	2013
	2014 (Unaudited)	(Restated - Note 12)
	$	$

ASSETS
Current assets
Cash	15,913	36,449
Prepaid and sundry	3,818	80,596
Total current assets	19,731	117,045

Long term assets
Mining property claims [Note 5]	394,970	379,970
Equipment, net	642	758
Total long term assets	395,612	380,728
Total assets	415,343	497,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	111,145	8,603
Advances from related parties	807	16,109
Convertible note at fair value [Note 7]	151,195	—
Derivative liabilities [Note 8]	7,718	—
Shares to be issued	4,740	—
Total current liabilities	275,605	24,712

Going concern [Note 3]
Contingencies and commitments [Note 10]
Subsequent event [Note 11]

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 37,664,627 and 34,614,627 common shares outstanding as at May 31, 2014 and August 31, 2013, respectively [Note 9]	37,665	34,615
Additional paid-in capital	3,803,935	3,485,485
Deficit accumulated during exploration stage	(3,701,862)	(3,047,039)
Total stockholders' equity	139,738	473,061
Total liabilities and stockholders' equity	415,343	497,773

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollar)

	For the three	For the three
	months ended May 31, 2014	months ended May 31, 2013
	(Unaudited)	(Unaudited)
	$	$

EXPENSES
Professional fees	235,823	246,296
Derivative expense [Notes 7 and 8]	8,082	—
Exploration (recovery)	—	40,179
Advertising and promotion	1,087	4,659
Telecommunications	1,568	1,789
Rent and occupancy costs	—	10,663
Office and general	7,722	5,175
Interest and bank charges	52,573	1,125
Foreign exchange gain/loss	22	—
Depreciation	30	48
Total operating expenses	306,907	309,934
Net loss for the period before income taxes	(306,907)	(309,934)
Income taxes	—	—
Net loss for the period	(306,907)	(309,934)
Foreign currency translation adjustment	—	(35)
Total comprehensive loss	(306,907)	(309,969)

Loss per share, basic and diluted	(0.0082)	(0.0095)

Weighted average number of common shares outstanding	37,511,849	32,687,996

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollar)

	For the nine	For the nine months ended	For the period from inception
	months ended	May 31, 2013	(June 5, 2013)
	May 31, 2014	(Restated - Note 12)	to May 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$

EXPENSES
Professional fees	562,915	708,838	2,436,169
Derivative expense [Notes 7 and 8]	8,082	—	8,082
Mining property maintenance fee	7,584	—	98,724
Exploration (recovery)	—	2,050	119,740
Advertising and promotion	2,413	6,855	19,120
Telecommunications	4,708	4,765	21,763
Rent and occupancy costs	3,283	14,513	30,593
Office and general	10,535	10,650	40,639
Interest and bank charges	52,763	83,261	181,282
Foreign exchange gain/loss	2,424	245	2,686
Depreciation	116	154	436
Total operating expenses	654,823	831,331	2,959,234
Net loss for the period from operations	(654,823)	(831,331)	(2,959,234)
Interest income	—	—	11,821
Impairment of mining property claims	—	—	(584,978)
Impairment of convertible not receivable	—	—	(23,621)
From continuing operations before income taxes	(654,823)	(831,331)	(3,556,012)
Income tax	—	—	—
From continuing operations, net of tax	(654,823)	(831,331)	(3,556,012)
From discontinuing operations, net of tax	—	—	(145,850)
Net loss for the period	(654,823)	(831,331)	(3,701,862)
Foreign currency translation adjustment	—	(35)	—
Total comprehensive loss	(654,823)	(831,366)	(3,701,862)

Loss per share, basic and diluted	(0.0177)	(0.0476)

Weighted average number of common shares outstanding	36,917,650	17,453,520

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in United States Dollar)

	For the nine	For the nine months ended	For the period from inception
	months ended	May 31, 2013	(June 5, 2013)
	May 31, 2014	(Restated - Note 12)	to May 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(654,823)	(831,331)	(3,701,862)
Less: Loss from discontinuing operations, net of tax	—	—	145,850
Loss from continuing operations	(654,823)	(831,331)	(3,556,012)
Items not affecting cash
Depreciation	116	154	436
Accretion expense including derivative expense	58,913	88,542	183,913
Accrued interest on convertible notes payable	—	3,274	3,274
Impairment of mineral property claims	—	—	584,978
Impairment of convertible note receivable	—	—	23,621
Loss on disposal of assets	—	—	2,762
Issuance of common stock for services	381,500	457,466	1,025,500
Issuance of common stock for rental	—	—	3,500
Write off of deferred offering costs	—	—	120,000
Change in prepaid and sundry	5,596	3,383	75,000
Change in accounts payable and accrued liabilities	102,542	(4,608)	111,145
Net cash used in operating activities from continuing operations	(106,156)	(283,120)	(1,421,883)
Net cash used in operating activities from discontinued operations	—	—	(114,257)
Net cash used in operating activities	(106,156)	(283,120)	(1,536,140)

INVESTING ACTIVITIES
Acquisition of mineral property claims	—	—	(94,978)
Disposition of equipment	—	—	4,462
Acquisition of equipment	—	—	(30,124)
Net cash used in investing activities	—	—	(120,640)

FINANCING ACTIVITIES
Convertible notes receivable	—	—	(21,978)
Proceeds from convertible note payable	100,000	—	253,540
Repayment of convertible notes payable	—	—	(163,550)
Advances from (to) related parties	(19,120)	—	121,989
Issuance of common stock, net of issuance costs	4,740	508,283	1,488,906
Net cash provided by financing activities	85,620	508,283	1,678,907

Net (decrease) increase in cash during the period	(20,536)	225,163	22,127

Effect of foreign currency translation adjustment	—	—	(6,214)

Cash, beginning of the period	36,449	11,191	—
Cash, end of period	15,913	236,354	15,913

See accompanying notes

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
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

During October 2013, Rimrock Gold Corp., and its wholly owned subsidiary, Rimrock Mining Inc., closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, to acquire an epithermal bonanza gold-silver property known as the Ivanhoe Creek Property. Mr. Redfern is a director of Rimrock Gold Corp., and therefore this transaction is a non-arms length transaction. Ivanhoe Creek Property consists of 22 unpatented lode-mining claims (440 acres) situated in north-central Nevada. In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.

The Company’s main exploration targets are for gold/silver deposits located in the State of Nevada.  The Company continues its plans to explore these properties.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended August 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities (See Note 4 below).  The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss and cash flows disclose activity since the date of the Company's inception.

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The objective of the amendments is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

1)    present inception-to-date information in the statements of income, cash flows, and shareholder equity;
2)    label the financial statements as those of a development stage entity;
3)   disclose a description of the development stage activities in which the entity is engaged; and
4)   disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company will adopt the new reporting requirements of ASU No. 2010-10 in its financial reporting for its interim and annual periods in the fiscal year ending August 31, 2015.

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

5. MINERAL PROPERTY CLAIMS

As of May 31, 2014, the Company had a Lithium Property in the James Bay region of Quebec and Gold Properties in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the nine months ended May 31, 2014, maintenance payments of approximately $7,584 (nine months ended February 28, 2013 – Nil) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	May 31, 2014	August 31, 2013 (Restated)
Lithium Properties (a)	-	-
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	74,970
Silver Cloud Property (c)	305,000	305,000
Ivanhoe Creek Property (d)	15,000	-
	394,970	379,970

a.       Lithium Properties

The Company was exploring lithium deposits in the Abigail Lithium Property located in the James Bay region of Quebec, Canada.  As of May 31, 2014, the elected to not renew the 95 map-designated cells totaling approximately 5,000 hectares. In addition, the Company’s 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1 have expired and have not been renewed. On August 31, 2013, management decided to fully write down the capitalized cost of Abigail property, based on the management’s decision to not further renew the claims upon their expiration between November 2013 to November 2014.

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
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
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

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.  At May 31, 2014, the capitalized costs totaled $305,000 (2012 – Nil), including lease payment of $50,000 to Pescio family.

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

On March 1, 2013, the Company signed a one year consulting agreement with Uptick Capital LLC (“Uptick”), and agreed to pay Uptick 3,500,000 units of common stock for market expansion and business consulting. 1,500,000 shares were issued in the nine months ended May 31, 2014.  Ari Blaine and Simeon Wohlberg control Uptick Capital and are directors of Zahav Resources Inc.

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

6. RELATED PARTY TRANSACTIONS (continued)

During October 2013, the Company closed a purchase agreement with RMIC Gold, a private Nevada company controlled by Richard R. Redfern, who is a director of the Company. The Company issued 150,000 common shares as consideration for 100% interest of the Epithermal bonanza gold-silver property known as the Ivanhoe Creek Property.

Consulting fees paid to Mr. Starkman for the nine months ended May 31, 2014 were $2,622 (nine months ended May 31, 2013 – $15,208).

7.        CONVERTIBLE NOTE AT FAIR VALUE

As of May 31, 2014, the estimated fair value of our convertible promissory notes is as follows:

Convertible Notes	May 31, 2014 (unaudited)
$ 100,000 face value convertible note due October 14, 2014	$(151,195)

$100,000 Convertible Note

On April 14, 2014, the Company issued a $100,000 12% convertible note with a term to October 14, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 120 days after the issuance date, at the holder’s option, at a fixed conversion price of $0.075 per share. The conversion price provides for down-round protection in the event any subsequent equity sales are issued at a lower conversion price.  The Company has the option to prepay all or any portion of the purchase price; however, the prepayment amount must be 110% of the principal amount to be prepaid together with all accrued but unpaid interest. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 20% per annum and the note becomes immediately due and payable.

In connection with the issuance of the convertible note, the Company also issued detachable warrants indexed to 100,000 shares of the Company’s common stock. The exercise price of the warrants is $0.10 per share. The term to expiration for the warrants is five years. The exercise price provides for down-round protection in the event any subsequent equity sales are issued at a lower conversion price.

The Company has evaluated the terms and conditions of the convertible note and warrants under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4. Additionally, the warrants did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. As a result, the warrants require liability classification.

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

7.        CONVERTIBLE NOTE AT FAIR VALUE (continued)

The following table reflects the allocation of the purchase on the financing date:

Convertible Notes	(unaudited) $100,000 Face Value
Proceeds	$(100,000)
Convertible promissory notes	112,864
Derivative warrants	5,347
Financing fees	(12,500)
Day-one derivative loss	(5,711)

8.        DERIVATIVE LIABILITIES

The carrying value of the convertible notes is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible notes as of May 31, 2014 are as follows:

	May 31, 2014 (unaudited)
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
$ 100,000 face value convertible note due October 14, 2014	1,333,333	$(151,195)

The following table summarizes the components of our derivative liabilities as of May 31, 2014:

	May 31, 2014 (unaudited)
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Derivative Warrants	100,000	$(7,718)

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

8.        DERIVATIVE LIABILITIES (continued)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended May 31, 2014:

The financings giving rise to derivative financial instruments and the income effects:	Three and Nine Months Ended May 31, 2014 (unaudited)
$ 100,000 face value convertible note due October 14, 2014	$(38,331)
Derivative Warrants	(2,371)
Financing fees	(12,500)
Day-one derivative loss:
$ 100,000 face value convertible note due October 14, 2014	(5,711)
Total gain (loss)	$(58,913)

Fair Value Considerations (Convertible note and derivative liabilities)

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of May 31, 2014 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

8.        DERIVATIVE LIABILITIES (continued)

Fair Value Considerations (Convertible note and derivative liabilities) – continued

	May 31, 2014 (unaudited)
	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Convertible Notes	$-	$-	$151,195	$151,195
Derivative Warrants			7,718	7,718
Totals	$-	$-	$158,913	$158,913

The Company applied the Binomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 100,000 shares of common stock as of May 31, 2014:

	April 14, 2014 (unaudited)	May 31, 2014 (unaudited)
Underlying price	$0.08	$0.11
Strike price	$0.10	$0.10
Contractual term to expiration	5 Years	4.87 Years
Volatilities	105%	105%
Risk-free rates	1.60%	1.54%

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

8.        DERIVATIVE LIABILITIES (continued)

Fair Value Considerations (Convertible note and derivative liabilities) – continued

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Convertible Promissory Notes recorded at Fair Value
May 31, 2014 (unaudited)
Beginning Balance	$-
Total gains or losses (realized or unrealized):
Included in earnings	(38,331)
Convertible note issuances	(112,864)
Ending Balance	$(151,195)

Derivative Warrants recorded at Fair Value
May 31, 2014 (unaudited)
Beginning Balance	$-
Total gains or losses (realized or unrealized):
Included in earnings	(2,371)
Warrant issuances	(5,347)
Ending Balance	$(7,718)

9.       COMMON STOCK

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

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

9.        COMMON STOCK (continued)

In December 2013, the Company issued 750,000 shares of common stock for consulting services valued at $0.10 per share.

In March 2014, the Company issued 1,050,000 shares of common stock for consulting services valued at $0.08 per share.

In April 2014, the Company issued 250,000 shares of common stock for consulting services valued at $0.08 per share.

10. CONTINGENCIES AND COMMITMENTS

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

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

11. SUBSEQUENT EVENT

The Company’s management has evaluated the subsequent events up to the date of the filing of this report and conclude that there is no subsequent event to report.

12.       RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS

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

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

12.       RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS (continued)

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

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

12.       RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS (continued)

b.	Reconciliation of Consolidated statements of operations and comprehensive loss

	For the nine months Ended May 31, 2013 (Previously stated)	For the nine months Ended May 31, 2013 (Adjustment)	For the nine months Ended May 31, 2013 (Restated)
EXPENSES
Professional fees (7)	$356,721	$352,117	$708,838
Exploration (recovery)	2,050	-	2,050
Advertising and promotion	6,855	-	6,855
Telecommunications	4,765	-	4,765
Rent and occupancy costs	14,513	-	14,513
Office and general	10,650	-	10,650
Interest and bank charges (5)	8,389	74,872	83,261
Foreign currency exchange loss (6)	-	245	245
Depreciation	154	-	154
TOTAL OPERATING EXPENSES	404,097	427,234	831,331
LOSS FROM OPERATIONS BEFORE TAX	(404,097)	(427,234)	(831,331)
Income tax		-	-
NET LOSS	$(404,097)	$(427,234)	$(831,331)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment (6)	(280)	280	-
TOTAL COMPREHENSIVE LOSS	(404,377)	(426,954)	(831,331)

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

12.       RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS (continued)

c.	Consolidated statement of cash flows

	For the nine months Ended May 31, 2013 (Previously stated)	For the nine months Ended May 31, 2013 (Adjustment)		For the nine months Ended May 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(404,097)		$(427,234)	$(831,331)
Less: Loss from discontinued operations, net of tax expense	-		-	-
Loss from continuing operations	(404,097)		(427,234)	(831,331)
Items not affecting cash
Depreciation	154		-	154
Accretion expense on convertible notes payable (5)	13,670		74,872	88,542
Accrued interest on convertible notes payable	3,274		-	3,274
Foreign currency exchange loss	-		-
Impairment of mineral property claims	-		-
Impairment of convertible note receivable	-		-	-
Issuance of common stock for services (7)	187,500		269,966	457,466
Issuance of common stock for rental	-		-	-
Write off of deferred offering costs	-		-	-
Change in prepaid and sundry	3,383		-	3,383
Change in accounts payable and accrued liabilities	(4,608)		-	(4,608)
Net cash used in operating activities from continuing operations	(200,724)		(52,362)	(283,120)
Net cash used in operating activities from discontinued operations	-		-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(200,724)		(52,362)	(283,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims (7)	(82,117)		82,117	-
Disposition of equipment	-		-	-
Acquisition of equipment	-		-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(82,117)		82,117	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	508,284			508,283
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	508,284			508,283
EFFECT OF EXCHANGE RATE CHANGES ON CASH (6)	(280)		280	-
NET INCREASE (DECREASE) IN CASH	225,163		-	225,163
CASH, BEGINNING OF PERIOD	11,191		-	11,191
CASH, END OF PERIOD	$236,354	$		236,354

RIMROCK GOLD CORP AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO MAY 31, 2014
(Expressed in United States Dollars)

12.       RESTATEMENT OF PRIOR YEAR’S COMPARATIVE FINANCIAL STATEMENTS (continued)

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.

(2)	Adjustment due to original recording of assets at fair value.

(3)	Adjustments due to realized loss on available for sale securities and derecognization of translation adjustments for prior year.

(4)	Accumulated all adjustments related to the year ended August 31, 2013.

(5)	$125,000 convertible notes payable originally accounted for within the scope of the cash conversion subsections, and were adjusted to accounted for within the scope of beneficial conversion feature.

(6)	To adjust translation difference from accumulated other comprehensive income to loss from operations.

(7)	Adjustment arises from the incorrect capitalization of acquisition costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2014 was expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

In October 2013, the Company elected to drop 83 Abigail claims and currently holds 95 Abigail claims. In May and June 2014 the Company elected to drop the remaining 95 Abigail claims.

Lac Kame and EM-1Properties, Quebec

In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The Company's main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company planned on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.  The Company elected to let these claims expire in November 2013.

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

Results of Operations for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the period from inception through May 31, 2014, our operating expenses and loss from continuing operations were $3,556,012.

Operating expenses from continuing operations for the nine months ended May 31, 2014 were $654,823 compared to $831,331 for the nine months ended May 31, 2013. The decrease of $176,508 in operating expenses was primarily attributed to decrease in professional fees by $145,923 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings.  More specifically, advisory and legal services relating to the Company’s current operation and corporate acquisitions were responsible for the decrease in professional fees.  In addition, the Company had incurred accretion expense of $88,542 on the convertible debenture in the nine months ended May 31, 2013. This expense is no longer present in the nine months ended May 31, 2014 since the convertible debenture was converted into common shares in January 2013.

Net loss from continuing operations for the nine months ended May 31, 2014 was $654,823 as compared to $831,331 net loss for the nine months ended May 31, 2013. The reason for the decrease in operating losses is the same as explained in operating expenses.

During the nine months ended May 31, 2014 and May 31, 2013, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of May 31, 2014 we had a cash balance of $15,913 and a working capital deficit of $255,874.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2014 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the third quarter May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2014, the Company issued 1,050,000 shares of common stock for consulting services valued at $0.08 per share.

In April 2014, the Company issued 250,000 shares of common stock for consulting services valued at $0.08 per share.

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

Mine Safety and Health Administration Regulations

During the nine months ended May 31, 2014 and the fiscal year ended August 31, 2013, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: July 21, 2014