Form 10-K
period 2014-08-31
RIMROCK GOLD CORP.
filed 2014-12-17
CIK 1424455

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2014 was $2,278,338.90.

As of December 15, 2014, the registrant had 37,664,627 shares of common stock issued and outstanding.

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

On December 2, 2010 the Company closed an Asset Purchase Agreement with Alain Champagne and other parties (the “Seller Group”) to acquire 100% interest in the Abigail Lithium Project located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O12 and 32O13.  The property is made up of 222 map-designated cells totaling approximately 11,844 hectares.   Pursuant to the Abigail purchase Agreement, on December 7, 2010 the Company issued a total of 15,000,000 shares of common stock plus committed to an additional payment of $250,000 in cash with $100,000 payable 90 days from the closing of the Agreement and $150,000 payable 180 days from the closing of the Agreement.  In addition, the Company agreed to a minimum initial exploration work budget of $300,000 to commence no later than May 16, 2011.  The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Property. The program commence date was delayed due to poor weather conditions in the region.

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

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of the Company’s subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims expired in November 2013 and exploration work in the amount of $100,000 were required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt you would find in the Rouyn-Noranda and Val d'Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated.

In March 2012, the Company renewed 71 mineral claims on the Abigail property based upon the exploration work reported in the summer of 2011. These claims expired between April and May 2014 and exploration work in the amount of $84,000 were required upon renewal. In addition, the Company had dropped 85 mineral claims located on the northern perimeter of the property. The Company's decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey.

In September and November 2013, the Company elected to drop the 25 EM-1 claims, the 12 Lac Kame claims, and 83 Abigail claims to hold 95 Abigail claims. In May and June 2014 the Company elected to drop the remaining 95 Abigail claims.

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

On May 11, 2012, the Company also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with (i) Pay By The Day Company Inc., a Ontario corporation and a wholly owned subsidiary of the Company (“Pay By The Day”); and (ii) Jordan Starkman, Chief Executive Officer and the sole director of the Company and President of the Subsidiary, pursuant to which, Mr. Starkman acquired all of the issued and outstanding common shares of Pay By The Day, and in exchange, Starkman assumed and agreed to pay, perform and discharge any and all the liabilities and obligations of Pay By The Day.

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

On May 3, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Geologix Explorations Inc., a corporation existing under the laws of the Province of British Columbia (“Geologix Canada”) and Geologix (U.S.) Inc., a Nevada corporation (“Geologix USA” and, together with Geologix Canada, “Geologix”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada known as the Silver Cloud Property (the “Silver Cloud Property”). Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 552 unpatented mining claims totaling 11,210 acres (the “Mining Claims” comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”) which requires that the Company pays $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

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

Purchases of gold by central banks have increased in 2011, reinforcing gold’s significant role as a reserve asset. The jewelry sector saw a steady rise during the first quarter of 2011 with the demand increasing by 7% in comparison to the same quarter of 2010. India and China will continue to lead the demand for gold as it is viewed as not just a commodity but a vital component of their cultural and religious traditions. The global demand for gold in the form of jewelry, as an investment or within technology is expected to continue to grow in 2014 and beyond.

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

Operations of Tucana Exploration

The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approximatety 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is situated in the north-eastern part of the Superior Province, which itself lies in the heart of the Canadian Shield. The Superior Province extends from Manitoba to Quebec, and is mainly made up of Archean rocks. The general metamorphism is at the greenschist facies, except in the vicinity of intrusive bodies, where it can go to the amphibolite-to-granulite facies.

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

TABLE 3: NISK-1 RESOURCE

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

In September and November 2013, the Company elected to drop the 25 EM-1 claims, the 12 Lac Kame claims, and 83 Abigail claims to hold 95 Abigail claims.

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

Employees

As of December 2014, we had two employees and two part-time consultants to the Company.

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

We were incorporated in Nevada in August 2007. With the exception of cash on hand of $472 as at August 31, 2014, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended August 31, 2014 we have incurred a net loss of $851,330 and an accumulated deficit of $3,898,369. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Silver Cloud

The acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

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

Tucana Exploration Property

Abigail Property, Quebec

The Company's Quebec exploration target in 2013/2014 was expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion.

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

In September - November 2013, the Company elected to drop the 25 EM-1 claims, the 12 Lac Kame claims, and 83 Abigail claims to hold 95 Abigail claims.

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

Our properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2014, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

	Fiscal August 31, 2014
	High	Low

First Quarter (September 1, 2013 – November 30, 2013)	$0.22	$0.08
Second Quarter (December 1, 2013 – February 28, 2014)	$0.15	$0.08
Third Quarter (March 1, 2014 – May 31, 2014)	$0.17	$0.07
Fourth Quarter (June 1, 2014 – August 31, 2014)	$0.11	$0.04

	Fiscal August 31, 2013
	High	Low

First Quarter (September 1, 2012 – November 30, 2012)	$0.33	$0.12
Second Quarter (December 1, 2012 – February 28, 2013)	$0.64	$0.12
Third Quarter (March 1, 2013 – May 31, 2013)	$0.45	$0.19
Fourth Quarter (June 1, 2013 – August 31, 2013)	$0.34	$0.12

Holders

As of the August 31, 2014, we had 51 stockholders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of August 31, 2014, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

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

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2013/2014 was expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite showings with 1,189 ppm Th and 563 ppm U3O8. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

In October 2013, the Company elected to drop 83 Abigail claims to hold 95 Abigail claims.

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

Final Report - Job No: 12-338-08679-01
Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	Au-1AT-AA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	Hg-AR-OR-CVAA	Hg-AR-TR-CVAA	Hg-AR-TR-CVAA	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6

Final Report - Job No: 12-338-08679-01
Sample	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re
Designation	%	ppm	ppm	ppm	%	ppm	%	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002
RMR-02	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024
RMR-03	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026
RMR-04	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009
RMR-05	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002
RMR-06	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004
RMR-07	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01
RMR-08	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005
RMR-09	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019
RMR-10	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01
RMR-11	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008
RMR-12	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007
RMR-13	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006
RMR-14	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01
RMR-15	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016
RMR-16	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025
RMR-17	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017
RMR-18	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012

Final Report - Job No: 12-338-08679-01
Sample	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W		n	Zr
Designation	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT	50-4A-UT
RMR-01	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

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

Silver Cloud

The Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins, and has produced approximately 4 million ounces of gold to date. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

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

As a result of this latest acquisition, the Company's land package in the region has increased by 11,000 acres, making it one of the largest landholders among junior exploration companies operating in Nevada with over 13,000 acres held. The Company has inherited a comprehensive database reflecting previous exploration campaigns conducted on the Silver Cloud Property by Placer Amex, Newmont, Placer Dome, Teck Resources and Geologix. This database includes:

●	Drilling information including drill hole locations, drill core logs, cross-sections, long-sections, level plans, down hole survey information, QA/QC information and assay results.

●	Regional and local geological information including lithological mapping, structural interpretations, alteration mapping, large-scale formational modeling and detailed mineralization modeling.

●	Geochemical information including surface rock chip sampling, multivariate soil sampling and biogeochemical sampling surveys.

●	Geophysical information including Airborne Magnetics (AeroMag), Controlled Source Audio Magnetotelluric (CSAMT), E Scan, and Ground Gravity surveys.

●	Base maps including claim maps, topographic maps and satellite images.

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

After an initial study of the Company's new database including previous exploration campaigns conducted on the Silver Cloud Property, has led to the discovery of a fourth, possibly significant new target extension of one of the southernmost vein systems occurring directly on the Hollister Mine property. This is located in the northeast corner of the Silver Cloud property. The Company now will conduct further research on this target zone in advance of possible drilling in 2015.

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

In September 2014, the Company announced that it has begun a new program to geologically re-log, re-assay, and reinterpret the drill core and 5 foot chip samples from reverse circulation drilling conducted by certain previous lessees on its high-grade Silver Cloud gold-silver property (“Silver Cloud”) in Elko County, Nevada. Rimrock Gold will be re-logging and assaying certain high-grade gold-silver zones drilled at Silver Cloud by Teck, Placer Dome, and Geologix Explorations.

Rimrock Gold's Vice President of Exploration will study and re-assay portions of the newly-acquired Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Previous drilling by Placer Dome and Teck encountered two local zones of very high-grade gold mineralization known as the large "Silver Cloud Mine" target of Teck, and the "West Ridge" target of Placer Dome. There are four or more other gold-silver target areas on the property; the "Central Core", "Northeast Extension", "Quiver", and "West Silver Cloud."

Teck Explorations discovered the Silver Cloud Mine target in angled drillhole SCT-5, which encountered a 1.5 meter (5 feet) interval assaying 157 grams per tonne gold ("g/t Au") at a depth of 318 meters below surface. Placer Dome tried to twin this drillhole in hole SCP-11c, and found an interval near the SCT-5 intercept that assayed 279 g/t silver and 760 ppm tungsten, a drill assay very similar to that found at Rimrock Gold's Ivanhoe Creek property situated along trend north of and adjacent to the Hollister Mine. These samples will be studied in detail and re-assayed in shorter intervals. The goal is to determine how to re-drill this high-grade target effectively in order to define the geology and possible high-grade gold-silver mineralization. The Silver Cloud Mine target area is quite large being at least 2,000 meters in length.

The other highest priority target is West Ridge, which was initially discovered in highly gold mineralized drillhole SCP-15 by Placer Dome that locally assayed gold mineralization between 184.5 through 231.7 meters, a core length of 47.2 meters (true width not yet known). The highest grade assay interval in SCP-15 was 12.2 metres of 5.53 g/t Au at a core depth starting at 208.8 meters. The West Ridge gold-silver mineralization lies along a cymoid loop fault system that appears to be more than 1,900 meters in length. Newmont geologists at Midas defined the methodology for testing these cymoid loop controlled gold systems. Rimrock will use and expand these procedures to evaluate and test the gold systems at Silver Cloud in order to define and prioritize new drilling on the Silver Cloud property.

The third target to be analyzed in Rimrock Gold's new work program is the Central Core target area where Geologix drilled two extended, lower angle drillholes in 2005 totaling 1,603 meters of core length across the Central Core target area at Silver Cloud. These two drillholes encountered several zones of gold mineralization in a broad brush sweep across the target area. Rimrock Gold has the core for these drillholes and will re-log this core and re-assay any intervals of geological interest.

Newmont and Placer Amex also drilled a number of holes into the large Quiver target region in the northwestern portion of the Silver Cloud property. Newmont reportedly encountered significant local zones of sulfide mineralization at depth, and reported gold assay values in excess of 1.5 grams per tonne gold. Rimrock Gold has the Newmont assay data but does not at this time have any of these drill samples to re-log or old sample pulps to re-analyze.

This initial program of geological re-interpretation of past work at Silver Cloud will be continued until multiple detailed gold-silver drilling targets have been defined on the property. The company believes that the Silver Cloud property is large enough and holds sufficient high-grade gold-silver mineralization to hold a mine-size gold-silver system within its boundaries. Local experts with detailed experience on the property will be utilized to gain a scientifically accurate interpretation of the property as this work progresses.

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

Results of Operations for the years ended August 31, 2014 and August 31, 2013

Revenues

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

Operating Expenses

Operating expenses from continuing operation for the year ended August 31, 2014 was $851,330 compared to $1,092,749 for the year ended August 31, 2013. The decrease in operating expenses of $241,419 during the year ended August 31, 2014 compared to the year ended August 31, 2013 is primarily attributed to decrease in professional fees related to the acquisition of the Property, as well as Nevada claims maintenance fees in the previous year 2013.  Professional fees the years ended August 31, 2014 and August 31, 2013 were $599,871 and $866,071, respectively. The Company’s professional fees mainly consisted of consulting fees, accounting, audit and legal fees related to the acquisition. In addition, advisory services, public/investor relations relating to the Company’s current operation and future planned corporate acquisitions were responsible for the professional fees. Claim maintenance fees are incurred on the newly acquired Properties in Nevada during the year 2013.

Net Loss

For the period from inception through August 31, 2014, our operating expenses and loss from operation were $3,898,369 and our net loss for the year ended August 31, 2014 was $851,330 as compared to net loss of $1,225,857 for the year ended August 31, 2013.

The decrease in loss of $374,527 is mainly due to the decrease in professional fees and impairment of mining property claims in the fiscal year end 2014 compared to professional fees in 2013.

During the years ending August 31, 2014 and August 31, 2013, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of August 31, 2014 we had a cash balance of $472 as compared to $36,449 as at August 31, 2013. Decrease in cash is mainly due to payments made to suppliers.

The Company raised approximately $188,500 from the issuance of convertible notes during the year ended August 31, 2014. The proceeds are being used to fund operating and investing activities of the Company as discussed above in our Plan of Operations.

The Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign, and the Company’s detailed plan for drilling the Rimrock Property plus any future acquisitions. In addition, the Company is preparing a detailed exploration plan to advance the recently acquired Silver Cloud property. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.

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

ITEM 8.      FINANCIAL STATEMENTS

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 AND 2013

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO ● MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rimrock Gold Corp.

(Formerly Tucana Lithium Corp.)

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Rimrock Gold Corp. (formerly Tucana Lithium Corp.,) (an exploration stage company) as of August 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years ended August 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended August 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has experienced recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
December 16, 2014	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS AS OF

(Expressed in United States Dollars)

	August 31, 2014	August 31, 2013 (Restated - Note 17)
	$	$
ASSETS
Current assets
Cash	472	36,449
Prepaid and sundry	909	80,596
Total current assets	1,381	117,045

Long term assets
Mining property claims [Note 5]	394,970	379,970
Equipment, net [Note 7]	612	758
Total assets	396,963	497,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	134,189	8,603
Short term advance [Note 8a]	50,000	—
Advances from a related party [Note 8b]	22,418	16,109
Convertible notes payable [Note 9]	241,864	—
Shares to be issued	4,740	—
Derivative liabilities [Note 9]	521	—
Total current liabilities	453,732	24,712

Going concern [Note 3]
Related party transactions [Note 10]
Contingencies and commitments [Note 12]
Subsequent events [Note 16]

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 200,000,000 shares authorized, 37,664,627 and 34,614,627 common shares outstanding as at August 31, 2014 and 2013, respectively [Note 11]	37,665	34,615
Additional paid-in capital	3,803,935	3,485,485
Deficit accumulated during exploration stage	(3,898,369)	(3,047,039)
Total stockholders' equity (deficiency)	(56,769)	473,061
Total liabilities and stockholders' equity (deficiency)	396,963	497,773

See accompanying notes

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED AUGUST 31, 2014, AUGUST 31, 2013 (RESTATED) AND

FOR THE PERIOD FROM INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

	For the year ended August 31, 2014	For the year ended August 31, 2013 (Restated - Note 17)	For the period from Inception (June 5, 2003) to August 31, 2014 (Unaudited - restated)
	$	$	$

EXPENSES
Professional fees	599,871	866,071	2,473,125
Changes in fair values of derivative [Note 9]	(50,934)	—	(50,934)
Mining property maintenance fee	161,899	91,140	253,039
Exploration	—	4,017	119,740
Advertising and promotion	4,916	7,526	21,623
Telecommunications	6,558	6,422	23,613
Rent and occupancy costs	3,283	16,450	30,593
Office and general	12,322	16,886	42,426
Interest and bank charges	110,845	83,775	239,364
Foreign exchange loss	2,424	262	2,686
Depreciation	146	200	466
Total operating expenses	851,330	1,092,749	3,155,741
Net loss from operations	(851,330)	(1,092,749)	(3,155,741)
Interest income	—	—	11,821
Impairment of mining property claims	—	(133,108)	(584,978)
Impairment of convertible not receivable	—	—	(23,621)
Net loss from continuing operations before income taxes	(851,330)	(1,225,857)	(3,752,519)
Income tax [Note 14]	—	—	—
Net loss from continuing operations, net of tax	(851,330)	(1,225,857)	(3,752,519)
Net loss from discontinuing operations, net of tax	—	—	(145,850)
Net loss and total comprehensive loss for the period	(851,330)	(1,225,857)	(3,898,369)

Loss per share, basic and diluted	(0.02)	(0.06)

Weighted average number of common shares outstanding	36,435,452	21,807,142

See accompanying notes

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

						Deficit
					Accumulated	Accumulated	Total
			Additional	Common	other	during the	shareholder's
	Common stock		paid-in	stock	comprehensive	exploration	equity
	Shares	Amount	capital	issuable	loss	stage	(deficiency)
		$	$		$	$	$
Issuance of stock at inception	250,000	250	(50)	—	—	—	200
Foreign currency translation	—	—	—		(109)	—	(109)
Net loss	—	—	—		—	(1,257)	(1,257)
August 31, 2003 (Unaudited)	250,000	250	(50)	—	(109)	(1,257)	(1,166)
Foreign currency translation	—	—	—	—	(505)	—	(505)
Net loss	—	—	—	—	—	(5,825)	(5,825)
August 31, 2004 (Unaudited)	250,000	250	(50)	—	(614)	(7,082)	(7,496)
Foreign currency translation	—	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	—	(5,810)	(5,810)
August 31, 2005 (Unaudited)	250,000	250	(50)	—	(1,118)	(12,892)	(13,810)
Foreign currency translation	—	—	—	—	8,200	—	8,200
Net loss	—	—	—	—	—	(18,388)	(18,388)
August 31, 2006 (Unaudited)	250,000	250	(50)	—	7,082	(31,280)	(23,998)
Issuance of stock for cash	62,500	62	(12)	—	—	—	50
Unrealized loss	—	—	—	—	(2,815)	—	(2,815)
Foreign currency translation	—	—	—	—	(12,682)	—	(12,682)
Net loss	—	—	—	—	—	(16,945)	(16,945)
August 31, 2007 (Unaudited)	312,500	312	(62)	—	(8,415)	(48,225)	(56,390)
Issuance of stock for cash	448,750	449	35,451	—	—	—	35,900
Issuance of stock for services	12,500	13	987	—	—	—	1,000
Unrealized loss	—	—	—	—	(1,994)	—	(1,994)
Foreign currency translation	—	—	—	—	3,926	—	3,926
Net loss	—	—	—	—	—	(94,389)	(94,389)
August 31, 2008 (Unaudited)	773,750	774	36,376	—	(6,483)	(142,614)	(111,947)
Issuance of stock for services	125,000	125	49,875	—	—	—	50,000
Foreign currency translation	—	—	—	—	(973)	—	(973)
Net loss	—	—	—	—	—	(124,214)	(124,214)
August 31, 2009 (Unaudited)	898,750	899	86,251	—	(7,456)	(266,828)	(187,134)
Issuance of stock for notes conversion	750,000	750	119,250	—	—	—	120,000
Issuance of stock for cash	250,000	250	74,750	—	—	—	75,000
Issuance of stock for accounts payable	25,000	25	9,975	—	—	—	10,000
Issuance of stock for services	—	—	—	50,000	—	—	50,000
Forgiveness of advances	—	—	120,000	—	—	—	120,000
Foreign currency translation	—	—	—	—	2,442	—	2,442
Net loss	—	—	—	—	—	(267,389)	(267,389)
August 31, 2010 (Unaudited)	1,923,750	1,924	410,226	50,000	(5,014)	(534,217)	(77,081)

August 31, 2010 (Unaudited)	1,923,750	1,924	410,226	50,000	(5,014)	(534,217)	(77,081)
Issuance of stock for mineral claims	2,500,000	2,500	397,500	—	—	—	400,000
Issuance of stock for cash	2,059,275	2,059	808,494	—	—	—	810,553
Issuance of stock for accounts payable	250,000	250	49,750	(50,000)	—	—	—
Issuance of stock for notes conversion	75,000	75	14,915	—	—	—	14,990
Unrealized loss	—	—	—	—	(23,622)	—	(23,622)
Foreign currency translation	—	—	—	—	(5,530)	—	(5,530)
Net loss	—	—	—	—	—	(498,393)	(498,393)
August 31, 2011 (Unaudited)	6,808,025	6,808	1,680,885	—	(34,166)	(1,032,610)	620,917
Issuance of stock for rent	15,625	16	3,484	—	—	—	3,500
Issuance of stock for cash	301,459	301	54,077	—	—	—	54,378
Issuance of stock for services	45,000	45	17,955	—	—	—	18,000
Issuance of stock for mineral properties	250,000	250	19,750	—	—	—	20,000
Convertible debentures equity portion	—	—	125,000	—	—	—	125,000
Unrealized loss	—	—	—	—	4,809	(4,809)	—
Unrealized gain	—	—	—	—	23,621	—	23,621
Foreign currency translation	—	—	—	—	5,736	(4,730)	1,006
Net loss	—	—	—	—	—	(779,033)	(779,033)
August 31, 2012 (Unaudited)	7,420,109	7,420	1,901,151	—	—	(1,821,182)	87,389
Issuance of stock for notes conversion	641,370	642	127,633	—	—	—	128,275
Issuance of stock for cash	2,753,148	2,753	505,531	—	—	—	508,284
Issuance of stock for services	4,500,000	4,500	670,500	—	—	—	675,000
Issuance of stock for mineral properties	19,300,000	19,300	280,670	—	—	—	299,970
Net loss	—	—	—	—	—	(1,225,857)	(1,225,857)
August 31, 2013 (Restated)	34,614,627	34,615	3,485,485	—	—	(3,047,039)	473,061
Issuance of stock for services	2,900,000	2,900	303,600	—	—	—	306,500
Issuance of stock for mineral properties	150,000	150	14,850	—	—	—	15,000
Net loss	—	—	—	—	—	(851,330)	(851,330)
August 31, 2014	37,664,627	37,665	3,803,935	—	—	(3,898,369)	(56,769)

See accompanying notes

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2014, AUGUST 31, 2013 (RESTATED) AND

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2014 (UNAUDITED)

(Expressed in United States Dollars)

	For the year ended August 31, 2014	For the year ended August 31, 2013	For the period from Inception (June 5, 2003) to August 31, 2014
		(Restated - Note 17)	(Unaudited- restated)
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(851,330)	(1,225,857)	(3,898,369)
Less: Loss from discontinuing operations, net of tax	—	—	145,850
Loss from continuing operations	(851,330)	(1,225,857)	(3,752,519)
Items not affecting cash
Depreciation	146	200	466
Accretion expense including day one derivative loss	104,819	88,542	229,819
Changes in fair values of derivative	(50,934)	—	(50,934)
Accrued interest on convertible notes payable	—	3,274	3,274
Impairment of mineral property claims	—	133,108	584,978
Impairment of convertible note receivable	—	—	23,621
Loss on disposal of assets	—	—	2,762
Issuance of common stock for services	381,500	600,000	1,025,500
Issuance of common stock for rental	—	—	3,500
Write off of deferred offering costs	—	—	120,000
Change in prepaid and sundry	5,596	5,533	75,000
Change in accounts payable and accrued liabilities	125,586	(23,936)	134,189
Net cash used in operating activities from continuing operations	(284,617)	(419,136)	(1,600,344)
Net cash used in operating activities from discontinued operations	—	—	(114,257)
Net cash used in operating activities	(284,617)	(419,136)	(1,714,601)

INVESTING ACTIVITIES
Acquisition of mining property claims	—	(80,000)	(94,978)
Disposition of equipment	—	—	4,462
Acquisition of equipment	—	—	(30,124)
Net cash used in investing activities	—	(80,000)	(120,640)

FINANCING ACTIVITIES
Convertible notes receivable	—	—	(21,978)
Proceeds from convertible note payable	188,500	—	342,040
Repayment of convertible notes payable	—	—	(163,550)
Short term advance	50,000	—	50,000
Advances from related parties	5400	16,109	146,509
Proceeds from common stock to be issued	4,740	508,285	1,488,906
Net cash provided by financing activities	248,640	524,394	1,841,927

Net (decrease) increase in cash during the period	(35,977)	25,258	6,686
Effect of foreign currency translation adjustment	—	—	(6,214)
Cash, beginning of year	36,449	11,191	—
Cash, end of year	472	36,449	472

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition of mineral property claims	15,000	299,970	—
Convertible debt payable and accrued interest converted to common stock	—	128,274	—

See accompanying notes

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

FOR THE YEARS ENDED AUGUST 31, 2014, AUGUST 31, 2013 (RESTATED) AND

FOR THE PERIOD FROM THE DATE OF INCEPTION (JUNE 5, 2003) TO AUGUST 31, 2014 (UNAUDITED)

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

On August 31, 2007 the Company entered into a share exchange agreement with Pay By The Day Company Inc., an Ontario Corporation incorporated in June 2003 (“PBTD” or “Pay By The Day”), whereby PBTD became our wholly owned subsidiary. PBTD commenced operations in July 2003 and at the time of the share exchange agreement the sole owner of PBTD was Jordan Starkman, the Company’s sole officer and director.

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

Concurrent with the acquisition, the Company completed an initial closing (the “Initial Closing”) of a “best efforts min-max” private offering of a minimum of $500,000 up to a maximum $1,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to us of $502,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), the Company issued to the Purchasers (i) shares of the Company’s Common Stock at a purchase price of $0.20 per share; and (the “Shares”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Shares and the Warrants, the “Securities”) of the Company’s Common Stock at an exercise price of $0.30 per share.

On May 3, 2013, Rimrock Gold Corp. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Geologix Explorations Inc., a corporation existing under the laws of the Province of British Columbia (“Geologix Canada”) and Geologix (U.S.) Inc., a Nevada corporation (“Geologix USA” and, together with Geologix Canada, “Geologix”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada known as the Silver Cloud Property (the “Silver Cloud Property”).  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) certain properties that compress 552 unpatented mining claims totaling 11,210 (the “Mining Claims” comprised of the Geologix Claims and the Pescio Claims), and (ii) a lease agreement dated June 1, 1999 between Geologix USA as successor to Teck Resources Inc., and Carl Pescio and Janet Pescio in respect of those Mining Claims held by Pescio (the “Pescio Lease”). The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms. In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix. Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.

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

During October 2013, Rimrock Gold Corp., and its wholly owned subsidiary, Rimrock Mining Inc., closed a purchase agreement with RMIC Gold, a private Nevada company, to acquire an epithermal bonanza gold-silver property known as the Ivanhoe Creek Property. This transaction is a non-arms length transaction due to common ownership of a director. Ivanhoe Creek Property consists of 22 unpatented lode-mining claims (440 acres) situated in north-central Nevada. In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.

The Company’s main exploration targets are for gold/silver deposits located in the State of Nevada.  The Company continues its plans to explore these properties.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows disclose activity since the date of the Company's inception.

These consolidated financial statements are presented in accordance with GAAP accepted in the United States.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses during the year and since inception amounting to $851,330 and $3,898,369, respectively. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.   The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

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

Convertible notes

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, short-term advance, convertible notes payable, and advances from related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company’s foreign subsidiaries whose functional currency is the Canadian dollar, were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments, if any, resulting from the translation of the consolidated financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income (loss) and have not been included in the determination of income for the relevant periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company's assets. Estimates on impairment of mining property claims are made based on quantitative analysis and evaluation of the recoverability of the mineral claims. The other significant estimates used by management are determination of fair values of stock based compensations, convertible notes and deferred income taxes.

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

There were no dilutive financial instruments for the years ended August 31, 2014 and 2013 or for the period from inception (June 5, 2003) to August 31, 2014, as the inclusion of dilutive shares would be anti-dilutive.

Comprehensive Income/(Loss)

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of consolidated financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity (deficiency), and consists of unrealized gains (losses) on available for sale marketable securities and foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance will be effective for the Company beginning October 1, 2014. The Company is currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company beginning October 1, 2017. The Company is in the process of determining what impact, if any; the adoption of this ASU will have on its financial position, results of operations and cash flows.

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

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company will adopt the new reporting requirements of ASU No. 2014-10 in its financial reporting for its interim and annual periods in the fiscal year ending August 31, 2016.

In June 2014, the FASB issued ASU 2014-12, "Compensation – Stock Compensation," which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee is able to cease rendering service and still be eligible to vest in the award if the performance target is achieved. The ASU will be effective for the Company beginning October 1, 2016. The Company will prospectively apply the guidance to applicable transactions.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company October 1, 2017. The Company will prospectively apply the guidance to applicable transactions.

5.	MINERAL PROPERTY CLAIMS

As at August 31, 2014, the Company had Lithium Property in the James Bay region of Quebec and Gold Property in Nevada. These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments. During the year ended August 31, 2014, annual maintenance payments of approximately $111,899 (2013 - $91,140) were made to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	August 31, 2014	August 31, 2013 (Restated)
Lithium Properties (a)	$-	$-
Rimrock Property, West Silver Cloud and Pony Spur (b)	74,970	74,970
Silver Cloud Property (c)	305,000	305,000
Ivanhoe Creek Property (d)	15,000	-
	$394,970	$379,970

a.	Lithium Properties

The Company was exploring lithium deposits in the Abigail Lithium Property located in the James Bay region of Quebec, Canada.  As of August 31, 2014, the Company elected not to renew the 95 map-designated cells totaling approximately 5,000 hectares. In addition, the Company’s 12 map-designated cells just north of the Abigail property named Lac Kame and 25 map-designated cells named EM-1 have expired and have not been renewed. On August 31, 2013, management decided to fully write down the capitalized cost of Abigail property, based on the management’s decision to not further renew the claims upon their expiration between November 2013 to November 2014.

b.	Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties (defined below) are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.  At February 28, 2014, the capitalized costs totaled $74,970 (2013 - $74,970).

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

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.  At August 31, 2014, the capitalized costs totaled $305,000 (2013 – $305,000).

d.	Ivanhoe Creek Property

During October 2013, the Company closed a purchase agreement with RMIC Gold to acquire an epithermal bonanza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by a director of the Company and therefore, this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in the Ivanhoe Creek Property and to certain properties that compress 22 unpatented mining claims totaling 440 acres.  In consideration for the acquisition, the Company issued 150,000 shares of the Company's common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.  The acquired property was valued by the fair value of the Company's share of common stock issued, which was based on a recent private placement transaction.

6.	IMPAIRMENT OF MINERAL PROPERTIES

The Company’s mineral properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment or in the event such recoverable values  are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

During August 31, 2013, management decided to fully write down the capitalized cost of Abigail property, based on the management’s decision not to further renew the claims upon their expiration, and recognized an impairment loss of $133,108 for the year ended August 31, 2013.

As at August 31, 2014, the Company believes that there is no indication of impairment.

7.	EQUIPMENT

The components of equipment were as follows:

	Cost	Accumulated Depreciation	Net 2014	Net 2013 (Restated)
Furniture and equipment	$3,634	$3,204	$430	$561
Computer	15,695	15,513	182	197
	$19,329	$18,717	$612	$758

The depreciation charge for the years ended August 31, 2014 and August 31, 2013 are $146 and $200, respectively.

8.	ADVANCES

8a.	SHORT TERM ADVANCE

This is a short-term bridge loan from a non-related party and will be repaid and borrowed frequently based on the Company’s operation requirement.

8b.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

9.	CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of August 31, 2014, the estimated fair value of our convertible promissory notes and warrants is as follows:

Convertible Notes and Warrants	Fair Value Issuance date May 31, 2014	Fair Value August 31, 2014
Redwood Funds Convertible Note - $100,000	$151,195	$107,215
KBM Worldwide Convertible Note issued on August 25, 2014 – face value of $88,500	$134,406	$134,649
Total		241,864
Redwood Funds Warrants – 100,000 – Derivative liability	$7,718	$521

Redwood Fund Convertible Note and Warrants

On April 14, 2014, the Company issued a $100,000 12% convertible note with a term to October 14, 2014 (the “Maturity Date”) to Redwood Fund (the “Holder”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a fixed conversion price of $0.075% per share. The conversion price provides for down-round protection in the event any subsequent equity sales are issued at a lower conversion price. The Company has the option to prepay all or any portion of the purchase price; however, the prepayment amount must be 110% of the principal amount to be prepaid together with all accrued but unpaid interest. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 20% per annum and the note becomes immediately due and payable.

In connection with the issuance of the convertible note, the Company also issued detachable warrants to Redwood Fund indexed to 100,000 shares of the Company’s common stock. The exercise price of the warrants is $0.10 per share. The term to expiration for the warrants is five years. The exercise price provides for down-round protection in the event any subsequent equity sales are issued at a lower conversion price.

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

KBM Worldwide Convertible Note

On August 29, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated August 25, 2014, with KBM Worldwide, Inc., a New York corporation (the “Holder”) for an aggregate principal amount of $88,500 (the “Purchase Price”) in the form of a convertible promissory note (“KBM Note”).

The KBM Note earns an interest rate equal to 8% per annum and matures on May 27, 2015. This Note may not be prepaid in whole or in part except as otherwise explicitly set forth therein. Any amount of principal or interest on this KBM Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

The KBM Note is convertible any time after 180 days after issuance, and the Purchaser has the right to convert the KBM Note into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to 58% multiplied by the Market Price (closing bid) (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a full ratchet reset).

In addition, in no event the Purchaser may convert the shares into common stock if the Purchaser’s total number of shares beneficially held at that time would exceed 9.99% of the number of shares of the Company’s common stock. The Investor Note conversion price and Warrants exercise price is subject to adjustments with dilutive and full reset provisions. The embedded reset feature, conversion feature, and redemption provisions in the Note should be accounted for as a derivative liability based on guidance in ASC 820 and ASC 815.

The following table reflects the allocation of the KBM Note purchase on the financing date August 25, 2014:

KBM Convertible Note	Note Allocation/Costs
Proceeds	$88,500
Convertible promissory notes	88,500
Fair Value at Issuance (including derivative value)	134,406
Day One Excess value interest expense	45,906

Fair Value Considerations

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of August 31, 2014 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of August 31, 2014.

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Notes	$241,864	$-	$-	$241,864
Derivative Warrants	521			521
Totals	$242,385	$-	$-	$242,385

The Company values its derivative instruments related to embedded derivative features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.

Derivative Financial Instruments

Derivative Liabilities

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations.  As of May 31, 2014, the fair value of the notes and warrants included on the accompanying consolidated balance sheet was $158,913.  During the year ended August 31, 2014, the Company recognized a gain on change in fair value totaling $50,934.

Key assumptions used in the valuation of the convertible notes for each of the valuation dates were as follows:

Note Holder	Valuation Date	Term	Volatility	Risk Adjusted Rate

KBM Worldwide - 2	August 25, 2014	0.75	180%	9.650%
Redwood Fund - 1	August 31, 2014	0.12	134%	9.590%
KBM Worldwide - 2	August 31, 2014	0.73	180%	9.650%

Key assumptions used in the valuation of the warrants for each of the valuation dates were as follows:

Warrant Holder	Valuation Date	Term	Volatility	Risk Free Rate
Redwood Fund - 1	August 31, 2014	4.62	253%	0.940%

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a multi-nomial lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The fair values including the embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset and dilutive reset, and the redemption options.

Level 3 –	Balance at May 31, 2014	New Issuances	Settlements	Change in Fair Values	Balance at August 31, 2014
Fair Values from:
Convertible Notes	$151,195	$134,406	-	$(43,737)	$241,864

Warrants	$7,718	$-	-	$(7,197)	$521
	$158,913	$134,406		$(50,934)	$242,385

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

10.	RELATED PARTY TRANSACTIONS

The transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During October 2013, the Company closed a purchase agreement with RMIC Gold, a private Nevada company controlled by a director of the Company. The Company issued 150,000 common shares as consideration for 100% interest of the Epithermal bonanza gold-silver property known as the Ivanhoe Creek Property.

Consulting fees paid to CEO for the year ended August 31, 2014 were $2,622 (2013 – $24,068).

Consulting fees paid to a director of the Company for the year ended 31 August 2014 were nil (2013 – 6,763).

Amounts due to a related party as at August 31, 2014 was $22,418 (2013 - $16,109) in connection with the reimbursement of expenses. These expenses have already been included in the statements of operations.

Persuant to the Agreement signed between the Company and Uptick Capital LLC (related party by virtue of common directorship), both the parties agreed to make the following changes to the agreement dated March 1, 2013.

As of March 30, 2014 the agreement will be deferred until January 1, 2015 and shall begin in full force on such date. On January 1, 2015 the Company shall make a one time lump sum payment to Uptick Capital of 2.5 million shares for consulting services and thereafter beginning February 1, 2015 Renewal Payments from the agreement shall be changed to 750,000 shares per quarter from 250,000 per month paid in advance of the said period.

11.	CAPITAL STOCK

a.	Common Stock

COMMON SHARES - AUTHORIZED

As at August 31, 2014, the Company has 200,000,000 common shares authorized.  The common shares have a $0.001 par value.

COMMON SHARES - ISSUED AND OUTSTANDING

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

In September 2010 the Company issued a one-year convertible note payable in the amount of $14,990.  On April 16, 2011 the note payable was converted to 75,000 shares of common stock of the Company at $0.2 per share.

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

On January 9, 2013, the Company issued 243,148 shares of common stock at $0.20 per share in exchange for cash of $48,602. The Company paid $4,860 in fees and $1,458 in legal expenses related to raising the above mentioned private placements and has accordingly been deducted from Shares to be issued as presented on the consolidated balance sheet.

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

On February 11, 2013, the Company issued 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., to acquire interests in three prospective gold exploration properties. The Company also issued 2,000,000 shares of its common stock to a consultant company as a fee for above transaction. The acquired properties were recorded at its carrying value based on the fact that the assets are transferred among entities under common control.

On February 11, 2013, the Company effected a 1-for-8 reverse split of the issued and outstanding shares of the common stock.  The effect of reverse split has been accounted for retrospectively.

On March 1 and June 5, 2013, the Company issued 1,250,000 shares and 750,000 respectively of common stock to a consultant in connection with the consulting services for market expansion and business development.  These services were recorded in the consolidated statement of operations based on the fair value of the Company’s shares of common stock issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction. Additionally, on June 5, 2013, the Company issued 500,000 shares to the same consultant as prepaid consulting fee payment for the quarter ending November 30, 2013.

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

On May 3, 2013, the Company entered into a purchase agreement to acquire the Silver Cloud Property, and issued 400,000 shares and 100,000 shares of its common stock to Geologix Explorations Inc. and Teck Resources Inc. respectively as the consideration for the purchase. The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

In September 2013, the Company issued 850,000 shares of common stock for consulting services rendered at $0.15 per share.

During October 2013, the Company closed a purchase agreement to acquire the Ivanhoe Creek Property. On December 20, 2013, the Company issued 150,000 shares of its common stock at $0.10 per share to RMIC Gold as the consideration for the purchase.

In November 2013, the Company received $4,740 in exchange for 50,000 shares of common stock at $0.095 per share.  These shares are expected to be issued in the next year.

In December 2013, the Company issued 750,000 shares of common stock for consulting services valued at $0.10 per share.

In March 2014, the Company issued 1,050,000 shares of common stock for consulting services valued at $0.08 per share.

In April 2014, the Company issued 250,000 shares of common stock for consulting services valued at $0.08 per share.

b.	Share purchase warrants

	No. of warrants	Warrant value	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable at September 1, 2012	-	-
Issued with common shares at private placement	2,510,000	$145,247	0.30	1.45
Outstanding and exercisable at August 31, 2013	2,510,000	$145,247	0.30	1.45

Outstanding and exercisable at August 31, 2014	2,510,000	$145,247	0.30	0.45

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

12.	CONTINGENCIES AND COMMITMENTS

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended August 31, 2014 and 2013 and for the period from inception to August 31, 2014 (Unaudited), there was no interest or taxes paid by the Company.

14.	INCOME TAXES

As at August 31, 2014, the Company has income tax losses of approximately $1,861,035 (2013 - $1,445,090) available to be applied against future years income as a result of the losses incurred since inception.  The losses will expire in various years upto 2034.  At the tax rate of 34% these losses create a deferred tax benefit of approximately $632,752 (2013 - $491,331), however, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carry forward. The income tax provision for the years ended August 31, 2014 and August 31, 2013 as follows:

	Year ended August 31, 2014	Year ended August 31, 2013

Loss before income taxes	$851,330	$1,225,857
Applicable tax rates	34%	34%

Income tax benefit computed at applicable statutory rates	$289,452	$416,791
Tax effect of expenses not deductible for tax purposes	(148,031)	(279,361)
Change in valuation allowance	(141,421)	(137,430)

Total income tax provision	$-	$-

The components of deferred tax benefit are summarized as follows:

	As at August 31, 2014	As at August 31, 2013

Non-capital losses carried forward	$632,752	$491,331
Valuation allowance	(632,752)	(491,331)
Net deferred tax benefit	$-	$-

15.	FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company is exposed to currency risks due to the potential variation of the currencies in which it operates.  Principal currencies include the United States dollar and Canadian dollar.  The Company monitors its foreign currency exposure regularly to minimize our foreign currency risk exposure.

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

Other price risk

The Company is exposed to other price risk due to volatility in gold and other allied metals prices which may have an impact on the assessment of impairment measurement of mining properties.

16.	SUBSEQUENT EVENTS

The Company’s management has evaluated the subsequent events up to the date of the filing of this report and conclude that there is no subsequent event to report except for the following:

a)	As disclosed in the current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2014, on April 14, 2014, Rimrock Gold Corp. (the “Company”) entered into a securities purchase agreement with Redwood Fund LP, a Delaware limited partnership (“Redwood”) for an aggregate principal amount of $100,000. Pursuant to the securities purchase agreement, the Company issued the following to Redwood: (i) a convertible promissory note in the principal amount of $100,000; and (ii) a five-year warrant to purchase an aggregate of 100,000 shares of the Company’s common stock for an exercise price of $0.10 per share.

On September 30, 2014, the parties entered into amendments to the securities purchase agreement, the note and the warrant. Pursuant to the amendments, the maturity date shall be the earlier of (i) six (6) months from the date of the amendments or (ii) thirty (30) days prior to the conversion of that certain convertible note issued by the Company to KBM Worldwide, Inc. on August 25, 2014. The definition of “Permitted Indebtedness” in the note is removed as well as relevant provisions. Also, the conversion price of the note of $0.075 is reduced to $0.03 per share; the exercise price of the warrant of $0.10 is reduced to $0.04 per share. In addition, Redwood waives any acts of default pursuant to the terms of the note committed by the Company prior to the date of the execution of the amendments.

b)	On October 21, 2014, the Company completed an offering by entering into a securities purchase agreement, dated October 1, 2014, with KBM Worldwide, Inc., a New York corporation (“KBM”) for an aggregate principal amount of $42,500 (the “Purchase Price”) in the form of a convertible promissory note.

The terms of the note are as follows:

The note earns an interest rate equal to 8% per annum and matures on July 3, 2015.  This note may not be prepaid in whole or in part except as otherwise explicitly set forth therein. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

The note is convertible any time after 180 days after issuance, and KBM has the right to convert the note into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to 58% multiplied by the Market Price (as defined below) (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price.

In addition, in no event KBM may convert the shares into common stock if KBM’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13(d) of the Securities Exchange Act of 1934, as amended, unless such limitation is waived by KBM by giving not less than 61 days prior notice to the Company.

c)	On December 16, 2014, the Company received a “Notice of default” letter from KBM for not filing its annual 10-K in accordance with the requirements of the Exchange Act. The Company is now liable to pay 150% of the remaining outstanding principal balance, together with the default interest (the “Default Amount”). Should the default amount not be paid within 5 business days from the date of demand, KBM will be entitled at its sole discretion to convert the Default Amount into equity.

17.	RESTATEMENT

During the previous year ended August 31, 2013, the Company has made adjustments to its consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of Stockholder’s equity, and consolidated statement of cash flows due to an adjustment to the valuation of mining property claims and adjustments in the application of the beneficial conversion features calculation on convertible debentures. The Company originally accounted for the acquisition of mineral rights as a “Purchase of Assets” under the guidance of ASC 505 in which the acquired property were recorded on the fair value of the Company’s common stock issued, which was determined based on a recent private placement transaction adjusted for fair value of warrants issued under that transaction. In further review, the Company determined that the property was under common control at the date of acquisition. Therefore the transaction should have been accounted for as an exchange of assets between entities under common control. The guidance ASC 805-50-30-56 requires the entity receiving the equity interests to initially measure the recognized assets and liabilities transferred at the carrying amounts in the accounts of the transferring entities at the date of transfer. The Company originally accounted for their convertible debenture under the guidance of FASB 470-20-25-23, which requires determining the carrying amount of the liability component first, and then determining the carrying amount of the equity component represented by the embedded conversion option. In further review, the Company determined the convertible debenture is not within the scope of the Cash conversion Subsections, and should calculate the intrinsic value for its beneficial conversion feature under the guidance of FASB 470-20-25-4. The restatement also adjusted accumulated other comprehensive loss to deficit accumulated during the exploration stage for realization of loss on available for sale securities and derecognizing translation adjustments.

In addition, effective March 6, 2014 the Company’s predecessor auditor, DNTW Toronto LLP, formerly known as DNTW Chartered Accountants, LLP (“DNTW”), is no longer registered with the PCAOB and on May 20, 2014 the Securities and Exchange Commission ("SEC”) denied the two partners of DNTW, the privilege of appearing or practicing before the SEC as accountants. Therefore, the Company is no longer allowed to include any audit report issued by DNTW in any filing with the SEC on or after May 20, 2014. Schwartz Levitsky Feldman LLP, Chartered Accountant, has audited the restated financial statements for the fiscal year ended August 31, 2013. The Company’s financial statements for the year ended August 31, 2012 and for the period (June 5, 2003) to August 31, 2013 are deemed to be unaudited.

a.	Reconciliation of Consolidated Balance Sheet as at August 31, 2013

Consolidated Balance Sheet as at August 31, 2013

	August 31, 2013 Previously stated	August 31, 2013 Adjustments	August 31, 2013 Restated
ASSETS
Current Assets
Cash	$36,449		$36,449
Prepaid and sundry	80,596		80,596
Total Current Assets	117,045		117,045
Long Term Assets
Mineral property claims (1)	3,327,117	(2,947,147)	379,970
Equipment	758		758
Total Long Term Assets	3,327,875	(2,947,147)	380,728
Total Assets	$3,444,920	(2,947,147)	$497,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,603		$8,603
Convertible notes payable	-		16,109
Advances from a related party	16,109		-
Total Liabilities	24,712		24,712

Stockholders' Equity
Capital stock, $0.001 par value; Authorized 200,000,000; Issued and outstanding 34,614,489 (August 31, 2012 unaudited – 7,420,109)	34,615		34,615
Additional paid-in capital (2)	5,962,315	(2,476,830)	3,485,485
Accumulated other comprehensive loss (3)	(9,802)	9,802	-
Deficit accumulated during the exploration stage (4)	(2,566,920)	(480,119)	(3,047,039)
Total Stockholders' Equity	3,420,208	(2,947,147)	473,061
Total Liabilities and Stockholders' Equity	$3,444,920	(2,947,147)	$497,773

b.	Reconciliation of Consolidated statements of operations and comprehensive loss for the year ended August 31, 2013

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustment)	For the Year Ended August 31, 2013 (Restated)
EXPENSES
Professional fees (6)	$513,954	$352,117	$866,071
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	4,017	-	4,017
Advertising and promotion	7,526	-	7,526
Telecommunications	6,422	-	6,422
Rent and occupancy costs	16,450	-	16,450
Office and general	16,886	-	16,886
Interest and bank charges (5)	8,903	74,872	83,775
Foreign currency exchange loss	-	262	262
Depreciation	200	-	200
TOTAL OPERATING EXPENSES	665,498	427,251	1,092,749
LOSS FROM OPERATIONS	(665,498)	427,251	(1,092,749)
Interest income	-	-	-
Impairment of mineral property claims	(133,108)	-	(133,108)
Impairment of convertible note receivable	-	-	-
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(798,606)	(427,251)	(1,225,857)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(798,606)	(427,251)	(1,225,857)
LOSS FROM DISCONTINUED OPERATION, NET OF TAX	-	-	-
NET LOSS	$(798,606)	$(427,251)	$(1,225,857)
OTHER COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS
Foreign currency translation adjustment (7)	(262)	262	0
Unrealized loss on convertible note receivable and available-for-sale securities, net of tax	-	-	-
COMPREHENSIVE LOSS OF CONTINUING OPERATIONS	$(798,868)	$(426,989)	(1,225,857)
OTHER COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS
Foreign currency translation adjustment	-	-	-
COMPREHENSIVE LOSS OF DISCONTINUED OPERATIONS	-	-	-
TOTAL COMPREHENSIVE LOSS	(798,868)	(426,989)	(1,225,857)
LOSS FROM CONTINUING OPERATIONS PER SHARE - BASIC AND DILUTED	(0.04)	-	(0.06)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE - BASIC AND DILUTED	-	-	-
NET LOSS PER SHARES - BASIC AND DILUTED	(0.04)	-	(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,807,142	-	21,807,142

	For the Period from Inception (June 5, 2003) to August 31, 2013 (Previously stated) (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, 2013 Adjustment (Unaudited)	For the Period from Inception (June 5, 2003) to August 31, 2013 (Restated) (Unaudited)
EXPENSES
Professional fees	$1,512,283	$360,971	$1,873,254
Mineral property claims maintenance fee	91,140	-	91,140
Exploration	119,740	-	119,740
Advertising and promotion	16,707	-	16,707
Telecommunications	17,055	-	17,055
Rent and occupancy costs	27,310	-	27,310
Office and general	30,104	-	30,104
Interest and bank charges	19,172	109,347	128,519
Foreign currency exchange loss	-	262	262
Depreciation	320	-	320
TOTAL OPERATING EXPENSES	1,833,831	470,580	2,304,411
LOSS FROM OPERATIONS	(1,833,831)	(470,580)	(2,304,411)
Interest income	11,821	-	11,821
Impairment of mineral property claims	(584,978)	-	(584,978)
Impairment of convertible note receivable	(23,621)	-	(23,621)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(2,430,609)	(470,580)	(2,901,189)
Income tax	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,430,609)	(470,580)	(2,901,189)
LOSS FROM DISCONTINED OPERATION, NET OF TAX	(136,311)	(9,539)	(145,850)
NET LOSS	$(2,566,920)	$(480,119)	$(3,047,039)

c.	Consolidated statements of Stockholders’ Equity

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the exploration		Total Stockholders’
	Shares	Amount	Capital	income	stage		equity
Balance, August 31, 2011 (Previously stated) (Unaudited)	6,808,025	$6,808	$1,680,885	$(34,166)	$(1,032,610)		$620,917
Realized loss on available for sale securities – year 2007 & 2008	-	-	-	4,809	(4,809	)(3)	-
Reclassification of foreign currency translation for prior years to retained earnings	-	-	-	4,730	(4,730	)(3)	-
Issuance of common stock for rent	15,625	16	3,484	-	-		3,500
Issuance of common stock for cash, net of commissions	301,459	301	54,077	-	-		54,378
Issuance of common stock for consulting services	45,000	45	17,955	-	-		18,000
Issuance of common stock for purchase of properties	250,000	250	19,750	-	-		20,000
Convertible debentures equity portion	-	-	125,000	-	-		125,000
Realized gain on convertible notes receivable	-	-	-	23,621	-		23,621
Foreign currency translation	-	-	-	1,006	-		1,006
Net loss	-	-	-	-	(779,033)		(779,033)

Balance, August 31, 2012 (Restated) (Unaudited)	7,420,109	$7,420	$1,901,151	$-	$(1,821,182)		$87,389

Conversion of convertible debentures	641,370	642	127,633	-	-		128,275
Issuance of common stock for cash, net of issuance costs	2,753,148	2,753	505,531	-	-		508,284
Issuance of common stock for consulting services	4,500,000	4,500	670,500	-	-		675,000
Issuance of common stock to acquire mineral property claims	19,300,000	19,300	280,670	-	-		299,970
Net loss	-	-	-	-	(1,225,857)		(1,225,857)
Balance, August 31, 2013 (Restated)	34,614,627	$34,615	$3,485,485	$-	$(3,047,039)		$473,061

d.	Consolidated statement of cash flows

	For the Year Ended August 31, 2013 (Previously stated)	For the Year Ended August 31, 2013 (Adjustments)			For the Year Ended August 31, 2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(798,606)		$(427,251)		$(1,225,857)
Less: Loss from discontinued operations, net of tax expense	-		-		-
Loss from continuing operations	(798,606)		(427,251)		(1,225,857)
Items not affecting cash
Depreciation	200		-		200
Accretion expense on convertible notes payable	13,670		74,872	(5)	88,542
Accrued interest on convertible notes payable	3,274		-		3,274
Foreign currency exchange loss	-		-
Impairment of mineral property claims	133,108		-		133,108
Impairment of convertible note receivable	-		-		-
Issuance of common stock for services	300,000		300,000	(6)	600,000
Issuance of common stock for rental	-		-		-
Write off of deferred offering costs	-		-		-
Change in prepaid and sundry	5,533		-		5,533
Change in accounts payable and accrued liabilities	(23,936)		-		(23,936)
Net cash used in operating activities from continuing operations	(366,757)		(52,379)		(419,136)
Net cash used in operating activities from discontinued operations	-		-		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(366,757)		(52,379)		(419,136)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(132,117)		52,117	(6)	(80,000)
Disposition of equipment	-		-		-
Acquisition of equipment	-		-		-
CASH FLOWS USED IN INVESTING ACTIVITIES	(132,117)		52,117		(80,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	-		-		-
Proceeds from convertible note payable	-		-		-
Repayment of convertible notes payable	-		-		-
Advances (to) from a related party	16,109		-		16,109
Repayment of advance from a related party	-		-		-
Issuance of common stock, net of issuance costs	508,285				508,285
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	524,394				524,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)		262	(7)	-
NET INCREASE (DECREASE) IN CASH	25,258		-		25,258
CASH, BEGINNING OF PERIOD	11,191		-		11,191
CASH, END OF PERIOD	$36,449	$			36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for acquisition of mineral property claims	$3,195,000		(2,895,030	)(1)	299,970
Convertible debt payable and accrued interest converted to common stock	$128,274		-		128,274

	For The Period From Inception (June 5, 2003) To August 31, 2013 (Previously stated) (Unaudited)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Adjustments) (Unaudited)	For The Period From Inception (June 5, 2003) To August 31, 2013 (Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,566,920)	$(480,119)	(3,047,039)
Less: Loss from discontinued operations, net of tax expense	136,311	9,539	145,850
Loss from continuing operations	(2,430,609)	(470,580)	(2,901,189)
Items not affecting cash	-	-	-
Depreciation	320	-	320
Accretion expense on convertible notes payable	19,300	105,700	125,000
Accrued interest on convertible notes payable	3,274	-	3,274
Foreign currency exchange loss	-	-	-
Impairment of mineral property claims	584,978	-	584,978
Impairment of convertible note receivable	23,621	-	23,621
Loss on disposal of assets	2,762	-	2,762
Issuance of common stock for services	419,000	300,000	719,000
Issuance of common stock for rental	3,500	-	3,500
Write off of deferred offering costs	120,000	-	120,000
Change in prepaid and sundry	(5,596)	-	(5,596)
Change in accounts payable and accrued liabilities	8,603	-	8,603
Net cash used in operating activities from continuing operations	(1,250,847)	(64,880)	(1,315,727)
Net cash used in operating activities from discontinued operations	(114,257)	-	(114,257)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,365,104)	(64,880)	(1,429,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property claims	(147,095)	52,117	(94,978)
Disposition of equipment	4,462	-	4,462
Acquisition of equipment	(30,124)	-	(30,124)
CASH FLOWS USED IN INVESTING ACTIVITIES	(172,757)	52,117	(120,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes receivable	(21,978)	-	(21,978)
Proceeds from convertible note payable	141,040	12,500	153,540
Repayment of convertible notes payable	(163,550)	-	(163,550)
Advances (to) from a related party	141,109	-	141,109
Repayment of advance from a related party	-	-	-
Issuance of common stock, net of issuance costs	1,484,166	-	1,484,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,580,787	12,500	1,593,287
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,477)	262	(6,214)
NET INCREASE (DECREASE) IN CASH	36,449		36,449
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$36,449	-	$36,449

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for mineral property claims	-	-	-
Convertible debt converted to common stock	-	-	-

(1)	Assets originally recorded at fair value were adjusted to record at carrying value due to acquiree under common control and to expense acquisition costs incurred.
(2)	Adjustment due to original recording of assets at fair value.
(3)	Adjustments due to realized loss on available for sale securities and derecognization of translation adjustments for prior year.
(4)	Accumulated all adjustments related to the year ended August 31, 2013.
(5)	$125,000 convertible notes payable originally accounted for within the scope of the cash conversion subsections, and were adjusted to accounted for within the scope of beneficial conversion feature.
(6)	Adjustment arises from the incorrect capitalization of mining properties acquisition costs.
(7)	To adjust translation difference from accumulated other comprehensive income to loss from operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2014 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held
Richard R. Redfern	63	Director
Jordan Starkman	44	President, Secretary & Director

JORDAN STARKMAN, 44, President.

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

RICHARD R. REDERN, 63, Director.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended August 31, 2014 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary/ consulting ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jordan Starkman	2014	$2,622	0	0	0	0	0	0	$2,622
President, Secretary & Director	2013	$24,204	0	0	0	0	0	0	$24,204

Richard Redfern Director(1)	2014	$0	0	0	0	0	0	0	$0
Richard Redfern Director(1)	2013	$6,763	0	0	0	0	0	0	$6,763

(1)	Richard Redfern was appointed as director of the Company on February 11, 2013.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 37,664,627 shares of common stock issued and outstanding as of December 15, 2014.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Secretary and Director	254,248	0.67%
3651 Lindell Rd #D155 Las Vegas, NV 89103

All directors and executive officers as a group (1 persons)	258,248	0.67%

5% Security Holder

Zahav Resources Inc. (1) 30 Morgan Street Stamford, CT 06905	17,800,000	47.26%

Uptick Capital LLC (2) 30 Morgan St Stamford, CT 06905	3,750,000	9.96%

(1)	Ari Blaine, Simeon and Richard Redfern have sole voting and dispositive power with respect to the shares owned by Zahav Resources Inc.
(2)	Ari Blaine, Simeon and Richard Redfern have sole voting and dispositive power with respect to the shares owned by Uptick Capital LLC.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting fees paid to Mr. Starkman for the year ended August 31, 2014 were $2,622 (2013: $24,204).

Consulting fees paid to Mr. Redfern for the year ended 31 August 2013 were $nil (2013 – $6,763).

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2014, we were billed approximately $35,000 (2013 - $28,000) for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2014 and 2013.

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

Date: December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	December 17, 2014
Jordan Starkman	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Richard Redfern	Director	December 17, 2014
Richard Redfern

