Form 10-Q
period 2014-11-30
RIMROCK GOLD CORP.
filed 2015-01-20
CIK 1424455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-149552

RIMROCK GOLD CORP.

 (Exact name of registrant as specified in charter)

NEVADA	75-3266961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 20, 2015, the registrant had 37,664,627 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

November 30, 2014

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

In addition, unless the context otherwise requires and for the purposes of this report only

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2014 (UNAUDITED) AND AS OF AUGUST 31, 2014 (AUDITED).

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED).

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED).

PAGE	F-5 to F-15	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollar)

	November 30,	August 31,
	2014	2014
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	—	472
Prepaid and sundry	909	909
Total current assets	909	1,381

Non-current assets
Mining property claims [Note 6]	394,970	394,970
Equipment, net	577	612
Total assets	396,456	396,963

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	104,918	134,189
Short term advance [Note 7(a)]	50,000	50,000
Advances from a related party [Note 7(b)]	34,516	22,418
Convertible notes payable [Note 9]	324,021	241,864
Shares to be issued	4,740	4,740
Derivative liabilities [Note 10]	682	521
Total current liabilities	518,877	453,732

Going concern [Note 3]
Related party transactions [Note 8]
Contingencies and commitments [Note 13]
Subsequent events [Note 14]

Stockholders' deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized, 37,664,627 common shares outstanding as at 30 November, 2014 and August 31, 2014, [Note 11]	37,665	37,665
Additional paid-in capital	3,803,935	3,803,935
Shares to be issued [Note 12]	80,000	—
Accumulated deficit	(4,044,021)	(3,898,369)
Total stockholders' deficiency	(122,421)	(56,769)
Total liabilities and stockholders' deficiency	396,456	396,963

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollar)

	For the	For the
	three months ended	three months ended
	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)
	$	$

EXPENSES
Professional fees	96,111	234,100
Changes in fair values of derivative [Note 10]	8,442	—
Mining property maintenance fee [Note 6]	7,085	7,584
Advertising and promotion	486	891
Telecommunications	914	1,540
Rent and occupancy costs	—	2,908
Office and general	1,113	1,962
Interest and bank charges [Note 9]	31,466	2,499
Depreciation	35	43
Total operating expenses	145,652	251,527
Net loss from operations before income taxes	(145,652)	(251,527)
Income taxes	—	—
Net loss for the period	(145,652)	(251,527)

Loss per share, basic and diluted	(0.00)	(0.01)

Weighted average number of common shares outstanding	37,305,038	35,377,814

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in United States Dollar)

	For the	For the
	three months ended	three months ended
	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(145,652)	(251,527)
Items not affecting cash
Depreciation	35	43
Accretion expense including day one derivative loss	39,818	—
Issuance of common stock for services	80,000	202,500
Change in prepaid and sundry	—	5,596
Change in accounts payable and accrued liabilities	(29,271)	25,434
Net cash used in operating activities	(55,070)	(17,954)

FINANCING ACTIVITIES
Proceeds from convertible note payable	42,500	—
Short term advances	—
Advances from/(to) related parties	12,098	(23,109)
Issue of common stock, net of issuance costs	—	4,740
Net cash provided by/(used in) financing activities	54,598	(18,369)

Net decrease in cash during the period	(472)	(36,323)
Cash, beginning of period	472	36,449
Cash, end of period	—	126

See accompanying notes

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

1. ORGANIZATION AND NATURE OF OPERATIONS

 Rimrock Gold Corp. is a diversified mineral exploration company focused on identifying, acquiring, advancing, and drilling high-grade gold-silver exploration projects in Nevada.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2014.

The accompanying unaudited interim condensed consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

3. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses during the quarter amounting to $145,652 and has accumulated deficit of $4,044,021 as at November 30, 2014. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.   The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these unaudited interim condensed consolidated financial statements.

The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

5. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.

The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

6. MINERAL PROPERTY CLAIMS

As of November 30, 2014, the Company had a Lithium Property in the James Bay region of Quebec and Gold Properties in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the three months ended November 30, 2014, maintenance payments of $7,085 (three months ended November 30, 2013 – $7,584) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	November 30, 2014	August 31, 2014

Rimrock Property, West Silver Cloud and Pony Spur (a)	$74,970	$74,970
Silver Cloud Property (b)	$305,000	$305,000
Ivanhoe Creek Property (c)	$15,000	$15,000
	$394,970	$394,970

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

6.        MINERAL PROPERTY CLAIMS (Continued)

a.       Rimrock Property, West Silver Cloud and Pony Spur

On February 11, 2013, the Company acquired interests in three prospective gold exploration properties known as the Rimrock Property, West Silver Cloud and Pony Spur, located in northeast Nevada.  The Acquired Properties (defined below) are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend.

The Company acquired these interests through the issuance of 17,800,000 shares of its common stock in exchange for 100% of the shares in Rimrock Mining, Inc., a Nevada corporation.  Any mineral production from the Rimrock, West Silver Cloud, and Pony Spur Properties is subject to Net Smelter Returns royalties of 3%. Rimrock Mining, Inc. holds the interests in the properties and otherwise has nominal net assets.  In accordance with the guidance provided in ASC 805-50-30-5, the transaction has been accounted for as “Transactions between Entities under Common Control”. The acquired properties were recorded based on the carrying amounts in the accounts of the transferring entity at the date of transfer.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  These costs were expensed in the period incurred.

b.        Silver Cloud Property

On May 3, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an exploration epithermal bonanaza gold-silver property in Nevada, known as the Silver Cloud Property.  Pursuant to the Purchase Agreement, the Company acquired from Geologix a one hundred percent (100%) interest in and to: (i) the Mining Claims that compress 552 unpatented mining claims totaling 11,210 acres, and (ii) the Pescio Lease dated June 1, 1999 between Teck Resources Inc., and Carl Pescio and Janet Pescio, which requires that the Company pays $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.  These 500,000 shares were issued during the quarter ended August 31, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.

c.        Ivanhoe Creek Property

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

6.        MINERAL PROPERTY CLAIMS (Continued)

The Nevada claims are located on Federal land administered by the Bureau of Land Management (BLM). In order for the Company to maintain and hold its Nevada claims the Company is required to pay the BLM fees totaling $105,000 per year due every August 31. In addition, the Company is required to pay Elko County fees in totaling $7,100 per year due every October 31.

7.        ADVANCES

a.	Short term advance

 This is a short-term bridge loan from a non-related party and will be repaid and borrowed frequently based on the Company’s operation requirement. The amount is non-interest bearing, unsecured and due on demand.

b.	Advances from a related party

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

Consulting fees paid to Mr. Starkman (President and Chairman) for the three months ended November 30, 2014 was $nil (three months ended November 30, 2013 – $ 2,622).

Amounts due to a related party as at November 30, 2014 was $34,516 (August 31, 2014: $22,418) in connection with the reimbursement of expenses. These expenses have already been included in the statements of operations.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

9.        CONVERTIBLE NOTE AT FAIR VALUE

As of November 30, 2014, the estimated fair value of our convertible promissory notes and warrants is as follows:

Convertible Notes and Warrants	Fair Value Issuance or August 31, 2014	Fair Value November 30, 2014

Redwood Funds Convertible Note - $100,000	$107,215	$123,631

KBM Convertible Note #1 (issued 8/25/14) - $88,500	$134,649	$126,424

KBM Convertible Note #2 (issued 10/1/14) - $42,500	-	$73,966

Total	$241,864	$324,021

Redwood Funds Warrants – 100,000 shares	$521	$682

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

On September 30, 2014, the holders of the Redwood Note and Warrants amended the Notes conversion price to $0.03; extended the Note maturity date by 6 months; and revised the Warrants exercise price to $0.04.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

9.        CONVERTIBLE NOTE AT FAIR VALUE (Continued)

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

KBM Worldwide Convertible Notes

On August 29, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated August 25, 2014, with KBM Worldwide, Inc., a New York corporation (the “Holder”) for an aggregate principal amount of $88,500 (the “Purchase Price”) in the form of a convertible promissory note (“KBM Note #1”). On October 21, 2014, the Company completed an offering by entering into a Securities Purchase Agreement, dated October 1, 2014, with KBM Worldwide for an aggregate principal amount of $42,500 in the form of a convertible promissory note (“KBM Note #2”).

The KBM Notes earns an interest rate equal to 8% per annum and matures on May 27, 2015 and July 3, 2015. This Note may not be prepaid in whole or in part except as otherwise explicitly set forth therein. Any amount of principal or interest on this KBM Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

The KBM Notes are convertible any time after 180 days after issuance, and the Purchaser has the right to convert the KBM Note into shares of the Company’s common stock at a conversion price (the “Conversion Price”) equal to 58% multiplied by the Market Price (closing bid) (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a full ratchet reset).

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

The following table reflects the allocation of the KBM Note #2 purchase on the financing date October 1, 2014:

KBM Convertible Note	Note Allocation/Costs

Proceeds	$42,500

Convertible promissory notes	42,500

Fair Value at Issuance (including derivative value)	73,876

Day One Excess value interest expense (included in interest charges)	31,376

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

9.        CONVERTIBLE NOTE AT FAIR VALUE (Continued)

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of November 30, 2014 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of November 30, 2014.

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible Notes	$324,021	$-	$-	$324,021

Derivative Warrants	682			682

Totals	$324,703	$-	$-	$324,703

The Company values its derivative instruments related to embedded derivative features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.

10.        DERIVATIVE LIABILITIES

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

10.        DERIVATIVE LIABILITIES (Continued)

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations.  As of August 31, 2014, the fair value of the notes and warrants included on the accompanying consolidated balance sheet was $242,385.  During the three months period ended November 30, 2014, the Company recognized a gain on change in fair value totaling $8,442.

Key assumptions used in the valuation of the convertible notes for each of the valuation dates were as follows:

Note Holder	Valuation Date	Term	Volatility	Risk Adjusted Rate

KBM Worldwide – 2	10/1/2014	0.75	175%	9.660%

Redwood Fund – 1	11/30/2014	0.50	185%	9.690%

KBM Worldwide - 1	11/30/2014	0.48	187%	9.690%

KBM Worldwide - 2	11/30/2014	0.59	195%	9.690%

Key assumptions used in the valuation of the warrants for each of the valuation dates were as follows:

Warrant Holder	Valuation Date	Term	Volatility	Risk Free Rate
Redwood Fund – 1	11/30/2014	4.37	225%	0.880%

The Company classifies the fair value of these securities under level 3 of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a multi-nomial lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The fair values including the embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset and dilutive reset, and the redemption options.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

Level 3 –	Balance at August 31, 2014	New Issuances	Settlements	Change in Fair Values	Balance at November 30, 2014

Fair Values from:

Convertible Notes	$241,864	$73,876	-	$8,281	$324,021

Warrants	$521	$-	-	$161	$682

	$242,385	$73,876		$8,442	$324,703

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

11.       COMMON STOCK

The Company’s authorized capital consists of $0.001 par value 200,000,000 shares of common stock. At November 30, 2014, there were 37,664,627 shares of common stock issued and outstanding (August 31, 2014 - 37,664,627).

12. SHARES TO BE ISSUED

Pursuant to a consulting agreement entered into on September 1, 2014 with Makmo Trading Corp., the Company has agreed to issue to Makmo Trading Corp., 2,000,000 shares of its common stock valued at $80,000, such value being the fair value of the shares of common stock on the date of issuance. The Company recorded this amount as a consulting expense during the three months ended November 30, 2014.

13. CONTINGENCIES AND COMMITMENTS

The Company is committed under lease agreements for the exclusive right to explore, develop and mine on the Silver Cloud Property. The minimum annual future lease payments are $50,000 until year 2023 with total commitments of $500,000. The Nevada claims are located on Federal land administered by the Bureau of Land Management (BLM). In order for the Company to maintain and hold its Nevada claims the Company is required to pay the BLM fees totaling $105,000 per year due every August 31. In addition, the Company is required to pay Elko County fees in totaling $7,100 per year due every October 31.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED NOVEMBER 30, 2014

(Expressed in United States Dollars)

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

In accordance with the Lac Kame and EM-1 Purchase Agreement, the Company will also owe to the selling group of the properties the following contingent payments:

☐	After spending a total amount of $1,000,000 on the property, $50,000 and an additional 125,000 shares of the Company’s common stock shall be delivered to the selling group.

☐	After spending a total amount of $2,500,000 on the property, a further $100,000 and 250,000 shares of the Company’s common stock shall be delivered to the selling group.

☐	After spending a total amount of $5,000,000 on the property, a further $150,000 and 125,000 shares of the Company’s common stock shall be delivered to the selling group.

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

14. SUBSEQUENT EVENTS

The Company’s management has evaluated the subsequent events up to the date of the filing of this report and conclude that there is no subsequent event to report except for the following:

On December 16, 2014, the Company received a “Notice of default” letter from KBM for not filing its annual 10-K in accordance with the requirements of the Exchange Act. The Company was liable to pay 150% of the remaining outstanding principal balance, together with the default interest (the “Default Amount”). Should the default amount not be paid within 5 business days from the date of demand, KBM will be entitled at its sole discretion to convert the Default Amount into equity. On December 26, 2014, the company received notice from KBM that the default was waived and no longer applies.

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

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company's Quebec exploration target in 2014 was expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration's Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

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

To fully explore the potential of the Property, a two-phase program is recommended. It is described in the proposed budget shown below:

Phase I (Compilation, geophysical and geological surveys and sampling with 2000 m of drilling)

Work	Quantity	Unit	Unit Cost	Total

Compilation of the EM Input (SDBJ) and Dighem (2007) anomalies (location of anomalies and interpretation)				$10,000

Line cutting (cut every 100 m and picketed every 25 m) on the main coincident Mag and EM anomalies. Provision of 125 km	125	km	$550	$68,750

Ground geophysics, EM (MaxMin) and Mag	125	km	$350	$43,750

Geology and prospecting on the cut lines and on the north part of the property (including room and board, transportation, etc.)				$100,000

Stripping, trenching and sampling, all inclusive				$50,000

Drilling on the target to be defined ($225/m, all inclusive)	2,000	m	$225	$460,000

Report update, NI 43-101 and for statutory purposes				$10,000

Contingency, estimated at 10%				TOTAL
				PHASE I	$805,750

Phase II

Provision of 5,000 m of drilling to test the targets defined during Phase I	5,000	m	$225	$1,125,000

Report update, NI 43-101 and for statutory purposes				$12,000

Contingency, estimated at 10%				$113,700

				TOTAL
				PHASE II	$1,250,700

				TOTAL
				PHASE I	$2,056,450
				AND II

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

The Company’s plan in the coming months includes additional exploration research and operations on the Rimrock, West Silver Cloud, and Pony Spur gold-silver properties. A detailed program of geologic mapping and local geochemical sampling and analysis has been conducted on the Rimrock property, and a new geophysical exploration program of Controlled Source Audio Magnetotellurics has been designed and will commence in the coming months. These programs are designed to help the Company to refine its drilling targets at the Rimrock property. The Company will also begin on a revised 43-101 compliant technical report for the Rimrock property after the geophysics program has been completed. Core drilling of gold-silver Midas and Carlin-style drill targets is contemplated to begin in mid 2015. Further data compilation work and interpretive geological and geophysical analyses are being conducted on the West Silver Cloud and Pony Spur properties. The preparation of revised technical reports of the West Silver Cloud and Pony Spur properties will be completed in late 2015. No drilling is expected for the West Silver Cloud and Pony Spur properties in 2015.

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

The CSAMT survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter, of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company's technical team, and include the following observations:

— The previously identified "Dilation" gold-silver target on surface along the major "IC Fault Zone" has been verified at depth by the survey.

— The siliceous mineralization associated with the "Dilation" target has been interpreted to be constrained by steeply dipping near-vertical fault zones.

— These fault zones are interpreted to be up to 150 meters in width, representing one of the widest gold-silver targets in the entire Midas-Hollister region, potentially hosting near-surface bulk-mineable gold mineralization.

— The location of older Paleozoic basement rocks has been identified to be between 275 and 375 meters below surface, confirming the mineralization model developed by Company geologists.

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

Silver Cloud

The Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Klondex's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

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

The Company will study the Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Geologix' latest two drillholes at Silver Cloud encountered several zones of gold mineralization, and previous drilling by Placer Dome and Teck encountered local zones of very high-grade gold mineralization.

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

Rimrock Gold's Vice President of Exploration, who is a certified professional geologist and “qualified person” for purposes of Canada’s National Instrument 43-101 Standards Disclosure for Mineral Properties, will study and re-assay portions of the newly-acquired Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Previous drilling by Placer Dome and Teck encountered two local zones of very high-grade gold mineralization known as the large "Silver Cloud Mine" target of Teck, and the "West Ridge" target of Placer Dome. There are four or more other gold-silver target areas on the property; the "Central Core", "Northeast Extension", "Quiver", and "West Silver Cloud."

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

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Ivanhoe Creek also lies 17 Km southeast of Klondex Mines Ltd.'s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins.

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

 Pony Spur

The Pony Spur property is a dual, Carlin-style sediment-hosted and Low Sulfidation Breccia Pipe Style gold prospect in the southern part of the prolific Carlin-Rain Gold Trend, and is situated 2.25 Km northwest of the adjoining Pony Creek gold deposit controlled by Allied Nevada Gold, owners of the Hycroft gold mine in northwestern Nevada. The Pony Spur project is along Jerritt and Carlin Trends, near the Rain gold deposit cluster , which includes the Rain, Tess, and Emigrant mines (Newmont / Premier Gold), the high-grade Saddle gold deposit (presently being drilled by Premier Gold Mines), Railroad-Bullion (presently being drilled by Gold Standard Ventures), and other peripheral gold deposits. Sage Gold Inc. drilled one core hole on the Pony Spur property in 2007, discovering gold mineralization.

 The property comprises 7 lode mining claims of approximately 140 acres, which have been filed with the BLM. The Pony Spur property area sits along a WNW trending, Rain Fault-parallel fault system of undetermined width that intersects the Pony Creek gold deposit area just east of our property boundary. Two types of strong surface gold mineralization and alteration are present at the Pony Spur gold property. A low-sulfidation silica-rich, breccia pipe with gold mineralization crops out at the surface of Pony Spur, similar to mineralization present in Allied Nevada's Pony Creek gold deposit, and the drill hole by Sage Gold intersected gold mineralization in this pipe. Carlin style, thallium-gold rich geochemical rock anomalies also are present at the surface at Pony Spur, possibly indicative of Rain-Meikle type fault-controlled Carlin-style sediment-hosted gold mineralization at depth.

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

Results of Operations for the three months ended November 30, 2014 compared to the three months ended November 30, 2013

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the three months ended November 30, 2014, our operating expenses and net loss from operations were $145,652.

Operating expenses from continuing operations for the three months ended November 30, 2014 were $145,652 compared to $251,527 for the three months ended November 30, 2013. The decrease of $105,875 in operating expenses was primarily attributed to decrease in professional fees by $137,989 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings. More specifically, advisory and legal services relating to the Company’s current operation and corporate acquisitions were responsible for the decrease in professional fees.  This was partially offset by 'Day one excess value interest expense' of $31,376 on new convertible note issued in October 2014.

Net loss from continuing operations for the three months ended November 30 2014 was $145,652 as compared to $ 251,527 net loss for the three months ended November 30, 2013. The reason for the decrease in operating losses is the same as explained in operating expenses.

During the three months ended November 30, 2014 and November 30, 2013, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of November 30, 2014 we had a cash balance of $nil and a working capital deficit of $517,968.

The Company raised $42,500 from the issuance of convertible notes during quarter ended November 30, 2014. The proceeds are being used to fund operations such as legal and audit fees, and investing activities of the Company as discussed above in our Plan of Operations.

In addition to the $42,500, the Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign, and the Company’s detailed plan for drilling the Rimrock Property plus any future acquisitions. In addition, the Company is preparing a detailed exploration plan to advance the Silver Cloud property.

The Nevada claims are located on Federal land administered by the Bureau of Land Management (BLM). In order for the Company to maintain and hold its Nevada claims the Company is required to pay the BLM fees totaling $105,000 per year due every August 31. In addition, the Company is required to pay Elko County fees totaling $7,100 per year due every October 31.

Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  The Company is optimistic that the financing will be secured and our going concern risk will be removed.

We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next twelve months will total approximately $45,000.  Legal and accounting expenses of $35,000 represents the minimum funds needed to sustain operations.  The $45,000 will be financed through the Company’s cash on hand, additional financing, and if needed, advances from our director, Jordan Starkman. Currently there is no firm loan commitment in place between the Company and Jordan Starkman.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2014 for the material weakness identified below under the section of Report of Management on Internal Control over Financial Reporting.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mine Safety and Health Administration Regulations

During the three months ended November 30, 2014 and the fiscal year ended August 31, 2014, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

Date: January 20, 2015

