Form 10-K/A
period 2014-08-31
RIMROCK GOLD CORP.
filed 2015-01-22
CIK 1424455

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

As of January 22, 2015, the registrant had 37,664,627 shares of common stock issued and outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Rimrock Gold Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (“Original Filing”) originally filed on December 17, 2014 with the U.S. Securities and Exchange Commission (the “Commission”). We are filing this Amendment No. 1 for the purpose of incorporating changes to the Original Filing in response to comments received from the Commission.

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

Pony Spur

The Pony Spur property is a dual, Carlin-style sediment-hosted and Low Sulfidation Breccia Pipe Style gold prospect in the southern part of the prolific Carlin-Rain Gold Trend, and is situated 2.25 Km northwest of the adjoining Pony Creek gold deposit controlled by Allied Nevada Gold, owners of the Hycroft gold mine in northwestern Nevada. The Pony Spur project is along Jerritt and Carlin Trends, near the Rain gold deposit cluster , which includes the Rain, Tess, and Emigrant mines (Newmont / Premier Gold), Saddle gold deposit (presently being drilled by Premier Gold Mines), Railroad-Bullion (presently being drilled by Gold Standard Ventures), and other peripheral gold deposits. Sage Gold Inc. drilled one core hole on the Pony Spur property in 2007, discovering gold mineralization. The property comprises 7 lode mining claims of approximately 140 acres, which have been filed with the BLM. The Pony Spur property area sits along a WNW trending, Rain Fault-parallel fault system of undetermined width that intersects the Pony Creek gold deposit area just east of our property boundary. Two types of strong surface gold mineralization and alteration are present at the Pony Spur gold property. A low-sulfidation silica-rich, breccia pipe with gold mineralization crops out at the surface of Pony Spur, similar to mineralization present in Allied Nevada's Pony Creek gold deposit, and the drill hole by Sage Gold intersected gold mineralization in this pipe. Carlin style, thallium-gold rich geochemical rock anomalies also are present at the surface at Pony Spur, possibly indicative of Rain-Meikle type fault-controlled Carlin-style sediment-hosted gold mineralization at depth.

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

The geology of the Property is relatively complex and unexplored.  Five deposit types can be considered to guide exploration of the property; they are as follows:

● Lithium (spodumene)-bearing pegmatites

● Magmatic nickel sulphide deposits associated with an ultramafic intrusion

● Volcanogenic Massive Sulphide (VMS) deposits

● Uranium and associated elements in pegmatites

● Chromite deposits

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

The Rimrock property is located 48 miles northwest of Elko in the Sheep Creek Range. The property is accessed from Elko, driving north on paved Hwy 225 for 27 miles and northwest on paved Hwy 226 for 19 miles to the graded dirt Midas-Tuscarora County Road for 36 miles, and three miles southwest on the graded dirt Ivanhoe Mining District Road. These claims can be accessed by unimproved two track dirt trails. Some minor work would be required for drilling access. There is currently no water supply or electricity or other infrastructure on the property. The closest source is within two miles from the property at the Hollister Mine of Waterton Global Mining.

The property is in rolling sagebrush-covered desert. Elevations in the area are between 5,100 feet along Ivanhoe Creek and 6,400 feet on a hilltop in the eastern portion of the property. Mining and exploration in the region takes place year-round with only occasional weather-related difficulties. Winters are cool to cold, with moderate snowfalls. Summer days are warm to hot with cool nights. The area is fairly dry with infrequent rains during the summer.

Exploration may be conducted year-round with some interruptions due to snow in the winter and muddy unstable roads in the spring. Mining is conducted year round in the area. Elko is the major supply center for the region and can provide almost any mining related supply or service. The specific claims area is uninhabited. The topography does not impose any significant challenges for the construction of mining or milling facilities.

The Property area is administered by the BLM. Any work program which disturbs the surface necessitates that a Notice of Intent to Conduct Exploration (“NOI”) be submitted to the BLM and a reclamation bond, which is calculated on the amount of surface disturbance, be paid. The bond is held by the BLM. The necessary work permit is issued upon the BLM’s receipt of the bond. The bond is to fund future land reclamation should the operator of the work program default on reclaiming the land at the completion of the program. Once the operator has reclaimed the land to the satisfaction of the BLM, the operator’s reclamation bond is returned.

The political climate of the area is pro-mining. Project permitting standards are well established by both federal and state statutes, along with informal local policies and procedures. Permits are required for all exploration and mining activities that disturb the surface. Reclamation bonds are also required prior to any disturbance. Total annual BLM and State holding fees of US$8,941.00 must be paid annually to hold these lode mining claims.

There are no detailed plans yet to further explore the Rimrock property. Such plans will be formulated upon completion of a financing.

Ivanhoe Creek

The Ivanhoe Creek property consists of 22 unpatented lode mining claims (440 acres) situated in north-central Nevada on lands administered by the U.S. Bureau of Land Management, just south of the Rimrock property owned by the company. The property area is uninhabited and suitable for construction of large-scale mine facilities, if warranted. The property is situated 63 Km northeast of the mining center of Battle Mountain, and 75 Km west-northwest of the mining hub city Elko. Rimrock Gold controls 22 claims along the north side of the Hollister property. The property lies at the former site of a small mercury mine/ prospect from which an unknown but small quantity of flasks of mercury were produced, and south of Rimrock Gold’s Rimrock property. Total annual BLM and State holding fees of US$3,643.00 must be paid annually to hold these lode mining claims.

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Ivanhoe Creek also lies 17 Km southeast of Newmont’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins.

The Property is located 48 miles (77 km) northwest of Elko in the Sheep Creek Range. Access is from Elko, driving north on paved Highway 225 for 27 miles (43 km) and northwest on paved Highway 226 for 19 miles (30 km) to the graded dirt Midas-Tuscarora County Road for 36 miles (58 km), and 3 miles (5 km) southeast on the graded dirt Ivanhoe Mining District road. Claims can be accessed by unimproved “two track” dirt trails.

The Property is in rolling sagebrush-covered desert. Elevations are between 5,549 feet (1,690 m) and 6,200 feet (1,890 meters). Mining and exploration in the region takes place year-round with only occasional weather-related difficulties. Winters are cool to cold, with moderate snowfalls. Summer days are warm to hot, with cool nights. The area is fairly dry, with infrequent rains during the summer. Most precipitation comes as winter snow and spring rains, although locally intense storms may develop any time of year. Exploration may be conducted year-round, with some interruptions due to snow in the winter and muddy, unstable roads in the spring.

Elko is the major supply center for the region and can provide almost any miningrelated supply or service. New exploration and development projects are welcomed by the majority of area residents. The topography does not impose any significant challenges for the construction of mining or milling facilities. As there is no infrastructure on the property, and there are no nearby power lines, electrical power would have to be generated on site.

The Property area is administered by the BLM. Any work program which disturbs the surface necessitates that a Notice of Intent to Conduct Exploration (“NOI”) be submitted to the BLM and a reclamation bond, which is calculated on the amount of surface disturbance, be paid. The bond is held by the BLM. The necessary work permit is issued upon the BLM’s receipt of the bond. The bond is to fund future land reclamation should the operator of the work program default on reclaiming the land at the completion of the program. Once the operator has reclaimed the land to the satisfaction of the BLM, the operator’s reclamation bond is returned.

There are no detailed plans yet to explore the Ivanhoe Creek property. Such plans will be formulated upon completion of a financing.

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global Mining’s Hollister gold-silver mine, and 22 Km southeast of Newmont's Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

The Property area is administered by the BLM. Any work program which disturbs the surface necessitates that a Notice of Intent to Conduct Exploration (“NOI”) be submitted to the BLM and a reclamation bond, which is calculated on the amount of surface disturbance, be paid. The bond is held by the BLM. The necessary work permit is issued upon the BLM’s receipt of the bond. The bond is to fund future land reclamation should the operator of the work program default on reclaiming the land at the completion of the program. Once the operator has reclaimed the land to the satisfaction of the BLM, the operator’s reclamation bond is returned. Total annual BLM and State holding fees of US$6,293.00 must be paid annually to hold these lode mining claims.

There are no detailed plans yet to explore the West Silver Cloud property. Such plans will be formulated upon completion of a financing.

Pony Spur

The Pony Spur property is a dual, Carlin-style sediment-hosted and Low Sulfidation Breccia Pipe Style gold prospect in the southern part of the prolific Carlin-Rain Gold Trend, and is situated 2.25 Km northwest of the adjoining Pony Creek gold deposit controlled by Allied Nevada Gold, owners of the Hycroft gold mine in northwestern Nevada. The Pony Spur project is along Jerritt and Carlin Trends, near the Rain gold deposit cluster , which includes the Rain, Tess, and Emigrant mines (Newmont / Premier Gold), the. high-grade Saddle gold deposit (presently being drilled by Premier Gold Mines), Railroad-Bullion (presently being drilled by Gold Standard Ventures), and other peripheral gold deposits. Sage Gold Inc. drilled one core hole on the Pony Spur property in 2007, discovering gold mineralization. The property comprises 7 lode mining claims of approximately 140 acres, which have been filed with the BLM.

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

The Pony Spur property is located in the Larrabee mining district of Elko County, Nevada, in the southern half of the Carlin Trend, 28 miles southeast of the town of Carlin and 19 miles south of Newmont Gold Company’s Rain Mine. Travel to the property is as follows: begin in Elko at the corner of 12th Street and Lamoille Highway and proceed south on State Highway 227 for a distance of 5.4 miles. At the intersection of State Highway 228, turn right and travel on a paved highway to the town of Jiggs and then a short distance past the town for a total of 33.1 miles to the intersection with a graded gravel road and turn right. After 1.3 miles bear left at the intersection and bear left again at the next intersection after another 1.4 miles. After traveling 15.1 miles, turn right on a 2-track road and after 1.3 miles turn right on another 2-track road. The southeastern edge of the property is reached in a distance of 3.1 miles.

The property lies across the crest of the Pinyon Range at elevations ranging from 6,600 feet to about 8,000 feet. Most of the property is comprised of dry, sagebrush- and grasscovered hills with a few juniper and pinyon pines. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The area is fairly dry, with infrequent rains during the summer. Total annual precipitation is about 9 inches per year, mostly as snow during the winter months. The climate is favorable for year-round mining and exploration may be done from May through November after which road access is limited by snow during the winter and mud in the spring. Conditions are highly variable from year to year.

The Property area is administered by the BLM. Any work program which disturbs the surface necessitates that a Notice of Intent to Conduct Exploration (“NOI”) be submitted to the BLM and a reclamation bond, which is calculated on the amount of surface disturbance, be paid. The bond is held by the BLM. The necessary work permit is issued upon the BLM’s receipt of the bond. The bond is to fund future land reclamation should the operator of the work program default on reclaiming the land at the completion of the program. Once the operator has reclaimed the land to the satisfaction of the BLM, the operator’s reclamation bond is returned. Total annual BLM and State holding fees of US$1,162.50 must be paid annually to hold these lode mining claims.

A highly trained mining-industrial workforce is available at Carlin and Elko, and throughout north-central Nevada. Power for a modern mill can be brought in from the vicinity of Elko, but ranch power is available only a few miles away. Water is not available on the surface, but may be encountered in most of the reverse circulation drill holes.  Water may also be present in sufficient quantities in the nearby valleys to the east and west. No other infrastructure is present. The claims carry with them the surface rights for mining and no local residents are present. Although the area is hilly, sufficient flat areas are present in the property area for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

There are no detailed plans yet to explore the Pony Spur property. Such plans will be formulated upon completion of a financing.

Silver Cloud

The acquired Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global Mining’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Newmont's Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property. Total annual BLM and State holding fees of US$97,649.00 must be paid annually to hold these lode mining claims.

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

The Silver Cloud property is easily accessible all year long, although access is more challenging during the winter and early spring. Access to the property from Battle Mountain, Nevada is via state highway 35 (paved) heading north across the Humboldt River. Highway 35 merges into the Izzenhood Road until it turns east into the Rock Creek Ranch Road near the Izzenhood Ranch. The Rock Creek road, a well maintained gravel road, forks to the east off the Rock Creek Ranch Road and proceeds east – northeasterly towards the property. Approximately 11.5 kilometers (7.2 miles) beyond the Rock Creek crossing a BLM maintained dirt road turns off of the Rock Creek Road and proceeds northwest across Antelope Creek and onto the property. The road continues on to the Ivanhoe / Hollister area 8 kilometers (5 miles) northeast and the Midas District 20 kilometers (12.5 miles) north.

The climate and rainfall is typical of the northern Great Basin province with yearly rainfall totaling about 15.25 cm (6 inches) of which most occurs as winter-time snows (up to 51 cm /20 inches) and as summer thunder storms. Temperatures range from an average winter time temperature of 2 degrees C (35 degrees F) to a summer time average of 35 degrees C (95 degrees F). Elevation across the Silver Cloud Property ranges from 1555 meters (5100 feet) near Antelope Creek to 1885 meters on a ridge of low peaks overlooking the Rock Creek drainage on the northern end of the property. The property is covered by an abundance of low grasses, sagebrush and other low-lying brush. On the higher slopes and ridges the property is covered in sparse grasses, sagebrush and juniper trees.

The Silver Cloud property is ideally situated for development of a mine. A large electrical transmission line traverses the Silver Cloud property near the southern boundary. The property lies immediately to the southeast of the currently developing Hollister / Clementine – Gwenivere deposit of Great Basin Gold Ltd. – Hecla Mining Co. and lies between the northern end of the Carlin Trend and Newmont Mining Company’s Midas deposit. Communities in the vicinity of the property, Battle Mountain, Winnemucca and Elko, are well suited to provide personnel, supplies and expertise to the mining community. The property possesses adequate space within the boundaries of its claims for tailings storage, waste disposal, heap leach pads and processing plant sites, but permits will need to be obtained through the BLM. Surrounding land is also available for lease or purchase. Water on the property, beyond use for exploration, will need to be obtained through the state by permit. No other infrastructure is present.

The Property area is administered by the BLM. Any work program which disturbs the surface necessitates that a Notice of Intent to Conduct Exploration (“NOI”) be submitted to the BLM and a reclamation bond, which is calculated on the amount of surface disturbance, be paid. The bond is held by the BLM. The necessary work permit is issued upon the BLM’s receipt of the bond. The bond is to fund future land reclamation should the operator of the work program default on reclaiming the land at the completion of the program. Once the operator has reclaimed the land to the satisfaction of the BLM, the operator’s reclamation bond is returned.

There are no detailed plans yet to explore the Silver Cloud property. Such plans will be formulated upon completion of a financing.

The Nevada claims are located on Federal land administered by the Bureau of Land Management (BLM). In order for the Company to maintain and hold its Nevada claims the Company is required to pay the BLM fees totaling $105,000 per year due every August 31. In addition, the Company is required to pay Elko County fees in totaling $7,100 per year due every October 31.

Rimrock Gold's Vice President of Exploration, who is a certified professional geologist and “qualified person” for purposes of Canada’s National Instrument 43-101 Standards Disclosure for Mineral Properties, will prepare the Company’s detailed exploration plans once a financing for the proposed work is completed.

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

Lac Kame and EM-1 Properties, Quebec

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

Final Report - Job No: 12-338-08679-01

Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	Au- 1AT- AA	50- 4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	Hg-AR- OR- CVAA	Hg-AR- TR- CVAA	Hg-AR- TR- CVAA	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6

Final Report - Job No: 12-338-08679-01

Sample	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re
Designation	%	ppm	ppm	ppm	%	ppm	%	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	50- 4A- UT	50- 4A- UT	50-4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50-4A- UT
RMR-01	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002
RMR-02	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024
RMR-03	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026
RMR-04	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009
RMR-05	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002
RMR-06	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004
RMR-07	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01
RMR-08	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005
RMR-09	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019
RMR-10	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01
RMR-11	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008
RMR-12	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007
RMR-13	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006
RMR-14	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01
RMR-15	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016
RMR-16	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025
RMR-17	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017
RMR-18	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012

Final Report - Job No: 12-338-08679-01

Sample	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W		n	Zr
Designation	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	50-4A- UT	50- 4A- UT	50-4A- UT	50- 4A- UT	50-4A- UT	50- 4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50- 4A- UT	50-4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

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

Rimrock Gold's Vice President of Exploration, who is a certified professional geologist and “qualified person” for purposes of Canada’s National Instrument 43-101 Standards Disclosure for Mineral Properties will study and re-assay portions of the newly-acquired Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Previous drilling by Placer Dome and Teck encountered two local zones of very high-grade gold mineralization known as the large "Silver Cloud Mine" target of Teck, and the "West Ridge" target of Placer Dome. There are four or more other gold-silver target areas on the property; the "Central Core", "Northeast Extension", "Quiver", and "West Silver Cloud."

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

The Company raised approximately $188,500 from the issuance of convertible notes during the year ended August 31, 2014. The proceeds are being used to fund operating such as Bureau of Land Management and County fees for the Nevada claims, and investing activities of the Company as discussed above in our Plan of Operations.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Jordan Starkman, President, Secretary and Director	254,248	0.67%
3651 Lindell Rd #D155 Las Vegas, NV 89103

All directors and executive officers as a group (1 persons)	258,248	0.67%

5% Security Holder

Zahav Resources Inc. (1) 30 Morgan Street Stamford, CT 06905	17,800,000	47.26%

Uptick Capital LLC (2) 30 Morgan St Stamford, CT 06905	3,750,000	9.96%

(1)	Ari Blaine, Simeon Wohlberg and Richard Redfern have sole voting and dispositive power with respect to the shares owned by Zahav Resources Inc.

(2)	Ari Blaine and Simeon Wohlberg have sole voting and dispositive power with respect to the shares owned by Uptick Capital LLC.

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

Date: January 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Starkman	President, Secretary, and	January 22, 2015
Jordan Starkman	Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)

/s/ Richard Redfern	Director	January 22, 2015
Richard Redfern

