Form 10-Q
period 2015-02-28
RIMROCK GOLD CORP.
filed 2015-04-20
CIK 1424455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of April 20, 2015, the registrant had 110,725,566 shares of common stock issued and outstanding.

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

February 28, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIMROCK GOLD CORP. (FORMERLY TUCANA LITHIUM CORP.) AND SUBSIDIARIES

CONTENTS

PAGE	F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2015 (UNAUDITED) AND AS OF AUGUST 31, 2014 (AUDITED).

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014 (UNAUDITED).

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014 (UNAUDITED).

PAGE	F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014 (UNAUDITED).

PAGE	F-6 to F-16	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollar)

	February 28,	August 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	1,586	472
Prepaid and sundry	2,334	909
Total current assets	3,920	1,381

Non-current assets
Mining property claims [Note 6]	394,970	394,970
Equipment, net	1,878	612
Total assets	400,768	396,963
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	113,315	134,189
Short term advance [Note 7(a)]	50,000	50,000
Advances from a related party [Note 7(b)]	31,042	22,418
Convertible notes at fair value [Note 9]	391,117	241,864
Shares to be issued	4,740	4,740
Derivative liabilities [Note 10]	506	521
Total current liabilities	590,720	453,732
Going concern [Note 3]
Related party transactions [Note 8]
Contingencies and commitments [Note 13]
Subsequent events [Note 14]
Stockholders' deficiency
Preferred stock, $0.001 par value, 1,000,000 shares authorized, nil preferred shares outstanding at 28 February, 2015 and August 31, 2014, [Note 11]	-	-
Common stock, $0.001 par value, 1,900,000,000 shares authorized, 51,664,627 common shares outstanding as at 28 February, 2015 and 37,664,627 as at August 31, 2014, [Note 11]	51,665	37,665
Additional paid-in capital	4,069,935	3,803,935
Shares to be issued [Note 12]	80,000	—
Accumulated deficit	(4,391,552)	(3,898,369)
Total stockholders' deficiency	(189,952)	(56,769)
Total liabilities and stockholders' deficiency	400,768	396,963

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollar)

	For the	For the
	three months ended	three months ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)
	$	$
EXPENSES
Professional fees	31,225	92,992
Consulting fee [Note 11]	280,000	—
Day one interest expense on convertible notes [Note 9]	30,060	-
Changes in fair values of convertible notes and derivative [Note 10]	3,860	—
Rent and occupancy costs	—	375
Office and general	2,232	2,979
Depreciation	154	43
Total operating expenses	347,531	96,389
Net loss from operations before income taxes	(347,531)	(96,389)
Income taxes	—	—
Net loss for the period	(347,531)	(96,389)

Loss per share, basic and diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding	42,383,728	36,164,627

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollar)

	For the	For the
	six months ended	six months ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)
	$	$
EXPENSES
Professional fees	127,336	327,092
Consulting fee [Note 11]	280,000	—
Day one interest expense on convertible notes [Note 9]	61,436	-
Changes in fair values of convertible notes and derivative [Note 10]	12,302	—
Mining property maintenance fee [Note 6]	7,085	7,584
Rent and occupancy costs	—	3,283
Office and general	4,835	9,871
Depreciation	189	86
Total operating expenses	493,183	347,916
Net loss from operations before income taxes	(493,183)	(347,916)
Income taxes	—	—
Net loss for the period	(493,183)	(347,916)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding	39,997,960	35,770,428

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollar)

	For the	For the
	six months ended	six months ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(493,183)	(347,916)
Items not affecting cash
Depreciation	189	86
Changes in fair values of convertible notes and derivative [Note 10]	12,302	-
Day one interest expense on convertible notes [Note 9]	61,436	—
Issuance of common stock for services	360,000	277,500
Change in prepaid and sundry	(1,425)	5,596
Change in accounts payable and accrued liabilities	(20,874)	43,597
Net cash used in operating activities	(81,555)	(21,137)

INVESTING ACTIVITIES
Acquisition of equipment	(1,455)	—
Net cash used in investing activities	(1,455)	—

FINANCING ACTIVITIES
Proceeds from convertible note payable	75,500	—
Advances from/(to) related parties	8,624	(19,927)
Issue of common stock, net of issuance costs	—	4,740
Net cash provided by/(used in) financing activities	84,124	(15,187)

Net decrease in cash during the period	1,114	(36,324)
Cash, beginning of period	472	36,449
Cash, end of period	1,586	125

See accompanying notes

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2014.

The accompanying unaudited interim condensed consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

3.	GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses during the six months amounting to $493,183 and has accumulated deficit of $4,391,552 as at February 28, 2015. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s exploration campaign and future acquisitions. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.   The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

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

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

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

The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company. The Company adopted the new requirements in its financial reporting effective from September 1, 2014.

6. MINERAL PROPERTY CLAIMS

As of February 28, 2015, the Company had Gold Properties in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the six months ended February 28, 2015, maintenance payments of $7,085 (six months ended February 28, 2014 – $7,584) were required to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	February 28, 2015	August 31, 2014

Rimrock Property, West Silver Cloud and Pony Spur (a)	$74,970	$74,970
Silver Cloud Property (b)	$305,000	$305,000
Ivanhoe Creek Property (c)	$15,000	$15,000
	$394,970	$394,970

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

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

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

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

Consulting fees paid to Mr. Starkman (President and Chairman) for the six months ended February 28, 2015 was $nil (six months ended February 28, 2014 – $ 2,622).

Amounts due to a related party as at February 28, 2015 was $31,042 (August 31, 2014: $22,418) in connection with the reimbursement of expenses. These expenses have already been included in the statements of operations.

Pursuant to the Agreement signed between the Company and Uptick Capital LLC (related party by virtue of common directorship), both the parties agreed to make the following changes to the agreement dated March 1, 2013.

As of March 30, 2014 the agreement was deferred until January 1, 2015 on which date the Company was to make a one-time lump sum payment to Uptick Capital of 2.5 million shares for consulting services and thereafter beginning February 1, 2015 Renewal Payments from the agreement were to be changed to 750,000 shares per quarter from 250,000 per month paid in advance of the said period.

The agreement was terminated in February 2015 and a final block of 4 million shares were issued in March 2015.

On February 2, 2015, the Company entered into Employment Contracts with Jordan Starkman and Richard R. Redfern. As one of the considerations under the contract, the Company issued 7 million shares of par value $0.001 common stock each to Jordan Starkman and Richard R. Redfern. These shares were valued at fair value as at that date which was $280,000.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

9.        CONVERTIBLE NOTE AT FAIR VALUE

As of February 28, 2015, the estimated fair value of our convertible promissory notes and warrants is as follows:

Convertible Notes and Warrants	Fair Value Issuance or August 31, 2014	Fair Value February 28, 2015

Redwood Funds Convertible Note - $100,000	$107,215	$121,284

KBM Convertible Note #1 (issued 8/25/14) - $88,500	$134,649	$129,440

KBM Convertible Note #2 (issued 10/1/14) - $42,500	-	$76,535

KBM Convertible Note #3 (issued 12/30/14) - $33,000	-	$63,858

Total	$241,864	$391,117

Redwood Funds Warrants – 100,000 shares	$521	$506

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

9.        CONVERTIBLE NOTE AT FAIR VALUE (Continued)

KBM Worldwide Convertible Notes

On August 29, 2014, the Company completed an offering by entering into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated August 25, 2014, with KBM Worldwide, Inc., a New York corporation (the “Holder”) for an aggregate principal amount of $88,500 (the “Purchase Price”) in the form of a convertible promissory note (“KBM Note #1”). On October 21, 2014, the Company completed an offering by entering into a Securities Purchase Agreement, dated October 1, 2014, with KBM Worldwide for an aggregate principal amount of $42,500 in the form of a convertible promissory note (“KBM Note #2”). On December 30, 2014, the Company completed an offering by entering into a Securities Purchase Agreement with KBM Worldwide for an aggregate principal amount of $33,500 in the form of a convertible promissory note (“KBM Note #3”).

The KBM Notes earns an interest rate equal to 8% per annum and matures on May 27, 2015; July 3, 2015; and October 2, 2015. This Note may not be prepaid in whole or in part except as otherwise explicitly set forth therein. Any amount of principal or interest on this KBM Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

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

The following table reflects the allocation of the KBM Note #3 purchase on the financing date December 30, 2014:

KBM Convertible Note	Note Allocation/Costs
Proceeds	$33,000
Convertible promissory notes	33,000
Fair Value at Issuance (including derivative value)	63,060
Day One Excess value interest expense	30,060

The following table reflects the total Day One Excess value interest expense booked in the six months ended February 28, 2015:

Day One Excess value interest expense – Q2	$30,060
Day One Excess value interest expense – Q1	31,376
Total for the six months ended February 28, 2015	$61,436

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

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

The standard describes three levels of inputs that August be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations August be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of February 28, 2015 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of February 28, 2015.

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Notes	$391,117	$-	$-	$391,117
Derivative Warrants	506			506
Totals	$391,623	$-	$-	$391,623

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value.

The Company values its derivative instruments related to embedded derivative features and warrants from the issuance of convertible debentures using Level 3 fair value inputs.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations.  As of November 30, 2014, the fair value of the notes and warrants included on the accompanying consolidated balance sheet was $324,703.  During the three months period ended February 28, 2015, the Company recognized a gain on change in fair value totaling $3,860.

Key assumptions used in the valuation of the convertible notes for each of the valuation dates were as follows:

Note Holder	Valuation Date	Term	Volatility	Risk Adjusted Rate

KBM Worldwide - 3	12/30/2014	0.76	204%	9.680%
Redwood Fund - 1	2/28/2015	0.25	301%	9.580%
KBM Worldwide - 1	2/28/2015	0.24	289%	9.580%
KBM Worldwide - 2	2/28/2015	0.34	283%	9.580%
KBM Worldwide - 3	2/28/2015	0.59	241%	9.580%

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

Key assumptions used in the valuation of the warrants for each of the valuation dates were as follows:

Warrant Holder	Valuation Date	Term	Volatility	Risk Free Rate
Redwood Fund - 1	2/28/2015	4.12	199%	0.880%

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

Level 3 –	Balance at November 30, 2014	New Issuances	Settlements	Change in Fair Values	Balance at February 28, 2015
Fair Values from:
Convertible Notes	$324,021	$63,060	-	$4,036	$391,117

Warrants	$682	$-	-	$(176)	$506
	$324,703	$63,060		$3,860	$391,623

Amount charged in the three months ended November 30, 2014				$8,442
Total for the six months ended February 28, 2015				$12,302

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

11.       STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Pursuant to a Board of Directors resolution dated January 28, 2015 and subsequent amendment to the Company’s Articles of Incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001, out of which 500,000 shares are designated as “Series A Super Voting Preferred Stock” with each share of Series A preferred stock entitled to 10,000 votes for every one vote a share of common stock is entitled to.

No shares of preferred stock were issued or outstanding as of February 28, 2015 and August 31, 2014.

COMMON STOCK

On January 28, 2015, the Company’s Board of Directors approved the amendment to Articles of Incorporation to increase authorized capital to 1,900,000,000 shares of common stock with a par value of $0.001.

On February 2, 2015, the Company issued 7,000,000 shares each to Jordan Starkman and Richard R. Redfern, as a consideration for services in accordance with agreements dated February 2, 2015. These shares are valued at $280,000 based on the fair value of the shares on the date of issuance.

At February 28, 2015, there were 51,664,627 shares of common stock issued and outstanding (August 31, 2014 - 37,664,627).

12. SHARES TO BE ISSUED

Pursuant to a consulting agreement entered into on September 1, 2014 with Makmo Trading Corp., the Company has agreed to issue to Makmo Trading Corp., 2,000,000 shares of its common stock valued at $80,000, such value being the fair value of the shares of common stock on the date of issuance. The Company recorded this amount as a consulting expense during the six months ended February 28, 2015.

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

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Expressed in United States Dollars)

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

14. SUBSEQUENT EVENTS

The Company’s management has evaluated the subsequent events up to the date of the filing of this report and conclude that there is no subsequent event to report except for the following:

On March 10, 2015 the Company issued 4,000,000 shares to Uptick Capital as a final payment under the agreement which was terminated on February 1, 2015.

The following issuances took place on conversion of convertible notes previously issued by the Company:

On March 3, 2015 the Company issued 1,612,903 shares valued at $.0027 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On March 30, 2015 the Company issued 1,870,370 shares valued at $.0027 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 8, 2015 the Company issued 3,077,273 shares valued at $.0011 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 9, 2015 the Company issued 3,513,636 shares valued at $.0011 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 13, 2015 the Company issued 3,513,636 shares valued at $.0011 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On March 17, 2015 the Company issued 1,879,464 shares valued at $.0021 to Gold Coast Capital in accordance with the terms of the convertible note.

On March 25, 2015 the Company issued 2,951,934 shares valued at $.0015 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 2, 2015 the Company issued 3,099,230 shares valued at $.00072 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 6, 2015 the Company issued 3,347,218 shares valued at $.00033 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 8, 2015 the Company issued 3,514,244 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 9, 2015 the Company issued 3,843,161 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 13, 2015 the Company issued 4,210,265 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 14, 2015 the Company issued 4,210,265 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 15, 2015 the Company issued 4,805,780 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 16, 2015 the Company issued 4,805,780 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 17, 2015 the Company issued 4,805,780 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

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

The survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company's technical team, and include the following observations:

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

Final Report - Job No: 12-338-08679-01

Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	Au- 1AT- AA	50- 4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	Hg-AR- OR- CVAA	Hg-AR- TR- CVAA	Hg-AR- TR- CVAA	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6

Final Report - Job No: 12-338-08679-01

Sample	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re
Designation	%	ppm	ppm	ppm	%	ppm	%	Ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	50- 4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50-4A- UT
RMR-01	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002
RMR-02	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024
RMR-03	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026
RMR-04	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009
RMR-05	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002
RMR-06	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004
RMR-07	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01
RMR-08	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005
RMR-09	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019
RMR-10	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01
RMR-11	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008
RMR-12	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007
RMR-13	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006
RMR-14	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01
RMR-15	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016
RMR-16	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025
RMR-17	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017
RMR-18	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012

Final Report - Job No: 12-338-08679-01

Sample	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W	Y	Zn	Zr
Designation	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT	50-4A- UT
RMR-01	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

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

Pursuant to the Agreement signed between the Company and Uptick Capital LLC (related party by virtue of common directorship), both the parties agreed to make the following changes to the agreement dated March 1, 2013.

As of March 30, 2014 the agreement was deferred until January 1, 2015 on which date the Company was to make a one-time lump sum payment to Uptick Capital of 2.5 million shares for consulting services and thereafter beginning February 1, 2015 Renewal Payments from the agreement were to be changed to 750,000 shares per quarter from 250,000 per month paid in advance of the said period.

The agreement was terminated in February 2015 and a final block of 4 million shares were issued in March 2015.

Results of Operations for the six months ended February 28, 2015 compared to the six months ended February 28, 2014

Continuing Operations

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the six months ended February 28, 2015, our operating expenses and net loss from operations were $493,183

Operating expenses from continuing operations for the six months ended February 28, 2015 were $493,183 compared to $347,916 for the six months ended February 28, 2014. The increase of $145,267 in operating expenses was primarily attributed to shares issued for consulting charges amounting to $280,000, issued in February 2015 and 'Day one excess value interest expense' of $61,436 on new convertible notes issued in October and December 2014, partially offset by decrease in professional fees by $199,756 in connection with legal, accounting, consulting, and auditing services related to quarterly and audit filings.

Net loss from continuing operations for the six months ended February 28 2015 was $493,183 as compared to $ 347,916 net loss for the six months ended February 28, 2014. The reason for the decrease in operating losses is the same as explained in operating expenses.

During the six months ended February 28, 2015 and February 28, 2014, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of February 28, 2015 we had a cash balance of $1,586 and a working capital deficit of $586,800.

The Company raised $75,500 from the issuance of convertible notes during six months ended February 28, 2015. The proceeds are being used to fund operations such as legal and audit fees, and investing activities of the Company as discussed above in our Plan of Operations.

In addition to the $75,500, the Company is actively seeking financing in the amount of $1,000,000 to fully execute the next phase of the Company’s exploration campaign, and the Company’s detailed plan for drilling the Rimrock Property plus any future acquisitions. In addition, the Company is preparing a detailed exploration plan to advance the Silver Cloud property.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mine Safety and Health Administration Regulations

During the six months ended February 28, 2015 and the fiscal year ended August 31, 2014, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Rimrock Gold Corp.

By:	/s/ Jordan Starkman
Jordan Starkman
President and Secretary
(Duly Authorized Officer, Principal Executive
Officer and
Principal Financial Officer)

Date: April 20, 2015

