Form 10-Q/A
period 2008-11-30
RIMROCK GOLD CORP.
filed 2015-07-14
CIK 1424455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

(Amendment No. 1)

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

RIMROCK GOLD CORP.

(Exact name of registrant as specified in charter)

NEVADA	333-149552	75-3266961
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3651 Lindell Rd., Suite D155

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to amend and restate the cover page of the previously filed Quarterly Report on Form 10-Q of Rimrock Gold Corp. (the “Company”), previously known as Pay By The Day Holdings, Inc., for the quarter ended November 30, 2008, filed with the Securities and Exchange Commission on January 15, 2009 (the “Original Form 10-Q”). The cover page of this Amendment No. 1 on Form 10-Q/A was corrected to reflect that the Company was not a shell company at that time, and such previous selection was erroneous. Accordingly, the cover page of the Original Form 10-Q is hereby amended and restated as set forth in this Amendment.

There are no other changes to the Original Form 10-Q other than those set forth in this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the above changes to the cover page.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18.U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rimrock Gold Corp.

July 14, 2015	By:	/s/ Jordan Starkman
Name: Jordan Starkman Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)