Form 10-Q/A
period 2009-02-28
RIMROCK GOLD CORP.
filed 2015-07-14
CIK 1424455

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to amend and restate the cover page of the previously filed Quarterly Report on Form 10-Q of Rimrock Gold Corp. (the “Company”), previously known as Pay By The Day Holdings, Inc., for the quarter ended February 28, 2009, filed with the Securities and Exchange Commission on April 16, 2009 (the “Original Form 10-Q”). The cover page of this Amendment No. 1 on Form 10-Q/A was corrected to reflect that the Company was not a shell company at that time, and such previous selection was erroneous. Accordingly, the cover page of the Original Form 10-Q is hereby amended and restated as set forth in this Amendment.

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