Form 10-Q
period 2015-05-31
RIMROCK GOLD CORP.
filed 2015-07-20
CIK 1424455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 20, 2015, the registrant had 780,761,356 shares of common stock issued and outstanding.

1

RIMROCK GOLD CORP. AND SUBSIDIARIES

FORM 10-Q

May 31, 2015

2

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2015 (UNAUDITED) AND AS OF AUGUST 31, 2014 (AUDITED).

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED).

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED).

PAGE	F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED).

PAGE	F-6 to F-21	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollar)

	May 31,	August 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	2,224	472
Prepaid and sundry	2,359	909
Total current assets	4,583	1,381

Non-current assets
Mining property claims [Note 6]	394,970	394,970
Equipment, net	1,724	612
Total assets	401,277	396,963

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	118,805	134,189
Short term advance [Note 7(a)]	—	50,000
Advances from a related party [Note 7(b)]	16,745	22,418
Convertible notes at fair value [Note 9]	293,383	241,864
Shares to be issued	4,740	4,740
Derivative liabilities [Note 10]	25	521
Total current liabilities	433,698	453,732

Going concern [Note 3]
Related party transactions [Note 8]
Contingencies and commitments [Note 13]
Subsequent events [Note 14]

Stockholders’ deficiency
Preferred stock, $0.001 par value, 1,000,000 shares authorized, nil preferred shares outstanding at May 31, 2015 and August 31, 2014, [Note 11]	—	—
Common stock, $0.001 par value, 1,900,000,000 shares authorized, 402,855,406 common shares outstanding as at May 31, 2015 and 37,664,627 as at August 31, 2014, [Note 11]	402,856	37,665
Additional paid-in capital	3,951,194	3,803,935
Shares to be issued [Note 12]	80,000	—
Accumulated deficit	(4,466,471)	(3,898,369)
Total stockholders’ deficiency	(32,421)	(56,769)
Total liabilities and stockholders’ deficiency	401,277	396,963

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollar)

	For the	For the
	three months ended	three months ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)
	$	$

EXPENSES
Professional fees [Note 11]	112,648	235,823
Reversal of professional fees [Note 11]	(280,000)	—
Interest expense (including day one interest expense on convertible notes) [Note 9]	117,579	52,573
Changes in fair values of convertible notes and derivative [Note 10]	118,465	8,082
Office and general	6,073	10,399
Depreciation	154	30
Total operating expenses	74,919	306,907
Net loss from operations before income taxes	(74,919)	(306,907)
Income taxes	—	—
Net loss for the period	(74,919)	(306,907)

Loss per share, basic and diluted	(0.0005)	(0.0082)

Weighted average number of
common shares outstanding	152,077,783	37,511,849

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollar)

	For the	For the
	nine months ended	nine months ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)
	$	$

EXPENSES
Professional fees [Note 11]	239,984	562,915
Interest expense (including day one interest expense on convertible notes) [Note 9]	179,015	52,763
Changes in fair values of convertible notes and derivative [Note 10]	130,767	8,082
Mining property maintenance fee [Note 6]	7,085	7,584
Rent and occupancy costs	—	3,283
Office and general	10,908	20,080
Depreciation	343	116
Total operating expenses	568,102	654,823
Net loss from operations before income taxes	(568,102)	(654,823)
Income taxes	—	—
Net loss for the period	(568,102)	(654,823)

Loss per share, basic and diluted	(0.0074)	(0.0177)

Weighted average number of
common shares outstanding	76,221,441	36,917,650

See accompanying notes

RIMROCK GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollar)

	For the	For the
	nine months ended	nine months ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(568,102)	(654,823)
Items not affecting cash
Depreciation	343	116
Changes in fair values of convertible notes and derivative [Note 10]	130,767	—
Day one excess value interest expense on convertible notes [Note 9]	173,706	58,913
Issuance of common stock for services	160,000	381,500
Change in prepaid and sundry	(1,450)	5,596
Change in accounts payable and accrued liabilities	(15,384)	102,542
Net cash used in operating activities	(120,120)	(106,156)

INVESTING ACTIVITIES
Purchase of equipment	(1,455)	—
Advances from a related party	(5,673)	(19,120)
Net cash used in investing activities	(7,128)	(19,120)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	129,000	100,000
Issue of common stock, net of issuance costs	—	4,740
Net cash provided by/(used in) financing activities	129,000	104,740

Net increase (decrease) in cash during the period	1,752	(20,536)
Cash, beginning of period	472	36,449
Cash, end of period	2,224	15,913

See accompanying notes

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

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

During October 2013, Rimrock Gold Corp., and its wholly owned subsidiary, Rimrock Mining Inc., closed a purchase agreement with RMIC Gold, a private Nevada company, to acquire an epithermal bonanza gold-silver property known as the Ivanhoe Creek Property. This transaction is a non-arms length transaction due to common ownership of a director. Ivanhoe Creek Property consists of 22 unpatented lode-mining claims (440 acres) situated in north-central Nevada. In consideration for the acquisition, the Company has agreed to issue 150,000 shares of the Company’s common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.

The Company’s main exploration targets are for gold/silver deposits located in the State of Nevada.  The Company continues its plans to explore these properties.

The Company operates Tucana Exploration Inc. and Rimrock Mining, Inc. as wholly owned subsidiaries.

The Company operates under the web-site address www.rimrockgold.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2014.

The accompanying unaudited interim condensed consolidated financial statements of the Company include the accounts of Rimrock Gold Corp. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

3.	GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses during the three and nine months ended May 31, 2015 amounting to $74,919 and $568,102 and has accumulated deficit of $4,466,471 as at May 31, 2015. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

6.	MINERAL PROPERTY CLAIMS

As of May 31, 2015, the Company had Gold Properties in Nevada.  These mineral properties are acquired through purchase or lease agreements and are subject to varying royalty interests and lease payments.  During the nine months ended May 31, 2015, maintenance payments of $7,085 (nine months ended May 31, 2014 – $7,584) were made to maintain these mineral properties.

Mineral property claims acquisition costs consist of the following:

	May 31, 2015	August 31, 2014

Rimrock Property, West Silver Cloud and Pony Spur (a)	$74,970	$74,970
Silver Cloud Property (b)	$305,000	$305,000
Ivanhoe Creek Property (c)	$15,000	$15,000
	$394,970	$394,970

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

In consideration for the Mining Claims and the Pescio Lease, the Company shall issue to Geologix 500,000 shares of the Company’s common stock (the “Rimrock Shares”) comprised of 400,000 shares to Geologix and 100,000 shares Geologix is required to assign to Teck Resources Inc.  In addition, if the Company delineates more than two million ounces of gold in proven and probable reserves on the Mining Claims, then the Company will issue a further 250,000 common shares of the Company to Geologix.  Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners.  These 500,000 shares were issued during the year ended August 31, 2013.  The acquired properties were recorded based on the fair value of the Company’s shares of common stock to be issued, which was determined based on a recent private placement transaction adjusted for the fair value of warrants issued under that transaction.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

The Company issued 1,000,000 shares of its common stock to a consultant and paid legal charges of $30,000 in connection with the transaction.  The total transaction costs of $180,000 have been included in the cost of the assets acquired.

c.	Ivanhoe Creek Property

During October 2013, the Company closed a purchase agreement with RMIC Gold to acquire an epithermal bonanza gold-silver property in Nevada known as the Ivanhoe Creek Property.  RMIC Gold is a private Nevada company controlled by Richard R. Redfern, who is a director of the Company and this is a non-arm’s length transaction. Pursuant to the Purchase Agreement, the Company acquired from RMIC Gold a one hundred percent (100%) interest in and to certain properties that compress 22 unpatented mining claims totaling 440 acres.  In consideration for the acquisition, the Company issued 150,000 shares of the Company’s common shares to RMIC Gold.  Any mineral production from Ivanhoe Creek Property is subject to Net Smelter Returns royalties of 1% due to RMIC Gold.  The acquired property was valued by the fair value of the Company’s share of common stock issued, which was based on a recent private placement transaction.

The Nevada claims are located on Federal land administered by the Bureau of Land Management (BLM). In order for the Company to maintain and hold its Nevada claims the Company is required to pay certain fees every year in accordance with the terms of the agreement.

7.	ADVANCES

a.	Short term advance

This was a short-term bridge loan from a non-related party and was repayable on demand. The amount was non-interest bearing, unsecured and due on demand. During the current quarter, the entire amount was converted into a convertible promissory note to Gold Coast Capital as disclosed in notes 9 and 10.

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

Consulting fees paid to Mr. Starkman (President and Chairman) for the three and nine months ended May 31, 2015 was $nil (three and nine months ended May 31, 2014 – $2,622).

Amounts due to a related party as at May 31, 2015 was $16,745 (August 31, 2014: $22,418) in connection with the reimbursement of expenses. These expenses have already been included in the statements of operations.

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

The agreement was terminated in February 2015 and a final block of 4 million shares of common stock were issued in March 2015. These shares are valued at $80,000 based on the fair value of the shares on the date of issuance and were recorded under professional fees in the condensed consolidated statement of operations.

On February 2, 2015, the Company entered into Employment Contracts with Jordan Starkman and Richard R. Redfern. As one of the considerations under the contract, the Company issued 7 million shares of common stock of par value $0.001 common stock each to Jordan Starkman and Richard R. Redfern. These shares were valued at fair value as at that date which was $280,000. Further during March 2015, the Company entered into an agreement with Jordan Starkman and Richard R. Redfern for cancellation of its 14,000,000 shares of common stock issued to them during the previous quarter as a consideration for services. Accordingly, during the current quarter, the Company reversed this expense of $280,000 which was recorded in the previous quarter under professional fees in the condensed consolidated statement of operations.

9.	CONVERTIBLE NOTES AT FAIR VALUE

Convertible notes, as compound instruments, have been valued as whole and the fair value includes the valuation of embedded derivative element. As of May 31, 2015, the estimated fair value of our convertible promissory notes and warrants is as follows:

Convertible Notes and Warrants	Fair Value February 28, 2015 or Issuance	Fair Value May 31, 2015
Redwood Funds Convertible Note - $100,000	$121,284	$120,758

KBM Convertible Note #1 (issued August 25, 2014) - $88,500	$129,440	$251

KBM Convertible Note #2 (issued October 1, 2014) - $42,500	$76,535	$53,564

KBM Convertible Note #3 (issued December 30, 2014) - $33,000	$63,858	$43,053

Gold Coast Capital #1 (issued March 21, 2015) – $50,000	$98,433	—

Gold Coast Capital #2 (issued March 21, 2015) - $10,000	$40,738	$17,911

VIS Vires Group #1 (issued March 31, 2015) – $10,500	$25,144	$15,479

VIS Vires Group #2 (issued April 27, 2015) – $33,000	$51,455	$42,367

Total – Convertible notes at fair value		$293,383

Redwood Funds Warrants – 100,000 - Warrants	$506	$25

Redwood Fund Convertible Note and Warrants

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

Gold Coast Capital Convertible Note

On March 21, 2015, the Company issued $50,000 and $10,000 5% convertible notes with a term to March 21, 2016 and September 21, 2015 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. These notes are convertible from issuance at a variable conversion price equal to 35% multiplied by the lowest trading price for the common stock during the 200 trading day period ending on the latest complete trading day prior to the conversion date. The Company has the option to prepay all or any portion of the purchase price; however, the prepayment amount must be 150% of the principal amount to be prepaid together with all accrued but unpaid interest. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 5% per annum and the note becomes immediately due and payable.

VIS Vires Group Convertible Notes

On March 31 and April 27, 2015, the Company issued a $10,500 and $33,000 8% convertible note with a term to January 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a conversion price equal to 58% multiplied by the Market Price (closing bid) (representing a discount rate of 42%). “Market Price” means the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price (a full ratchet reset). The Company has the option to prepay all or any portion of the purchase price; however, the prepayment amount must be 150% of the principal amount to be prepaid together with all accrued but unpaid interest. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and 50% penalty and the note becomes immediately due and payable.

Interest expense

In connection with the issuance of above convertible notes, the Company has recorded day one excess value interest expense for the three and nine months ended May 31, 2015 of $112,270 and $173,706, respectively (May 31, 2014: $58,913 for three and nine months).

As at May 31, 2015 interest outstanding on above convertible notes amounts to $20,952 (May 31, 2014: $1,500)

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of May 31, 2015 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of May 31, 2015.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Notes	$293,383	$—	$—	$293,383

Derivative Warrants	25			25

Totals	$293,408	$—	$—	$293,408

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations.  As of May 31, 2015, the fair value of the notes and warrants included on the accompanying consolidated balance sheet was $293,408.  During the three and nine months period ended May 31, 2015, the Company recognized a loss on change in fair values of convertible notes and warrants totaling $118,465 and $130,767, respectively.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

Key assumptions used in the valuation of the convertible notes at May 31, 2015 were as follows:

			Risk
Note			Adjusted
Holder	Term	Volatility	Rate
Redwood Fund - 1 - 1	0.4997	378.42%	10.64%
KBM Worldwide - 2 - 2	0.4997	378.42%	10.64%
KBM Worldwide - 3 - 3	0.0903	404.16%	10.64%
KBM Worldwide - 4 - 4	0.3395	412.58%	10.64%
Gold Coast Capital #1- 5 - 5	0.8077	320.05%	10.64%
Gold Coast Capital #2- 6	0.3094	432.41%	10.64%
VIS Vires group #1- 6 - 6	0.5914	358.87%	10.64%
VIS Vires group #2- 7 - 7	0.6653	339.81%	10.64%
Redwood Fund - 1 - 1	0.4997	378.42%	10.64%

Key assumptions used in the valuation of the warrants for each of the valuation dates were as follows:

Warrant	Valuation			Free
Holder	Date	Term	Volatility	Rate
Redwood Fund - 1	5/31/2015	3.87	226%	10.89%

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

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

Level 3 –	Balance at February 28, 2015	New Issuances	Settlements	Change in Fair Values	Balance at May 31, 2015
Fair Values from:
Convertible Notes	$391,117	$215,770	$432,450	$118,946	$293,383

Warrants	$506	$—	—	$(481)	$25
	$391,623	$215,770	$432,450	$118,465	$293,408

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

11.	STOCKHOLDERS’ EQUITY

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

No shares of preferred stock were issued or outstanding as of May 31, 2015 and August 31, 2014.

COMMON STOCK

On January 28, 2015, the Company’s Board of Directors approved the amendment to Articles of Incorporation to increase authorized capital to 1,900,000,000 shares of common stock with a par value of $0.001.

On February 2, 2015, the Company issued 7,000,000 shares each to Jordan Starkman and Richard R. Redfern, as a consideration for services in accordance with agreements dated February 2, 2015. These shares were valued at $280,000 based on the fair value of the shares on the date of issuance. Further during March 2015, the Company entered into an agreement with Jordan Starkman and Richard R. Redfern for cancellation of its 14,000,000 shares issued to them during the previous quarter as a consideration for services. Accordingly, during the current quarter, the Company reversed this expense of $280,000 which was recorded in the previous quarter under professional fees in the condensed consolidated statement of operations.

On March 10, 2015 the Company issued 4,000,000 shares to Uptick Capital as a final payment under the agreement which was terminated on February 1, 2015. These shares are valued at $80,000 based on the fair value of the shares on the date of issuance and was recorded in the current quarter under professional fees in the condensed consolidated statement of operations.

The Company issued following shares in connection with the conversion of convertible notes:

On March 3, 2015 the Company issued 1,612,903 shares valued at $.0093 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On March 30, 2015 the Company issued 1,870,370 shares valued at $.0027 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

On April 21, 2015 the Company issued 5,521,978 shares valued at $.0009 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 23, 2015 the Company issued 4,313,333 shares valued at $.0008 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 24, 2015 the Company issued 6,746,575 shares valued at $.0007 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 24, 2015 the Company issued 4,301,370 shares valued at $.0007 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 28, 2015 the Company issued 11,058,824 shares valued at $.0007 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On April 30, 2015 the Company issued 11,060,345 shares valued at $.0006 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 1, 2015 the Company issued 11,055,556 shares valued at $.0005 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 5, 2015 the Company issued 11,043,478 shares valued at $.0005 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 8, 2015 the Company issued 11,037,037 shares valued at $.0003 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 13, 2015 the Company issued 32,205,882 shares valued at $.0002 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 27, 2015 the Company issued 32,166,667shares valued at $.0001 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On May 28, 2015 the Company issued 30,083,333 shares valued at $.0001 to KBM Worldwide Inc. in accordance with the terms of the convertible note.

On March 17, 2015 the Company issued 1,879,464 shares valued at $.0021 to Gold Coast Capital in accordance with the terms of the convertible note.

On March 25, 2015 the Company issued 2,951,934 shares valued at $.0015 to Gold Coast Capital in accordance with the terms of the convertible note.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

On April 2, 2015 the Company issued 3,099,230 shares valued at $.0007 to Gold Coast Capital in accordance with the terms of the convertible note.

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

On April 20, 2015 the Company issued 5,525,205 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 21, 2015 the Company issued 5,525,205 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 22, 2015 the Company issued 6,352,167 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 23, 2015 the Company issued 6,352,167 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 24, 2015 the Company issued 7,201,349 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 28, 2015 the Company issued 7,201,349 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 28, 2015 the Company issued 8,471,336 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 29, 2015 the Company issued 9,445,891 shares valued at $.0003 to Gold Coast Capital in accordance with the terms of the convertible note.

On April 30, 2015 the Company issued 9,917,241 shares valued at $.0002 to Gold Coast Capital in accordance with the terms of the convertible note.

RIMROCK GOLD CORP AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

On May 1, 2015 the Company issued 10,964,023 shares valued at $.0002 to Gold Coast Capital in accordance with the terms of the convertible note.

On May 4, 2015 the Company issued 11,511,127 shares valued at $.0002 to Gold Coast Capital in accordance with the terms of the convertible note.

On May 5, 2015 the Company issued 12,277,857 shares valued at $.0002 to Gold Coast Capital in accordance with the terms of the convertible note.

On May 6, 2015 the Company issued 13,800,939 shares valued at $.0001 to Gold Coast Capital in accordance with the terms of the convertible note.

On May 7, 2015 the Company issued 14,489,606 shares valued at $.0001 to Gold Coast Capital in accordance with the terms of the convertible note.

On May 8, 2015 the Company issued 6,500,000 shares valued at $.0001 to Gold Coast Capital in accordance with the terms of the convertible note.

12.	SHARES TO BE ISSUED

Pursuant to a consulting agreement entered into on September 1, 2014 and finalized during the current period with Makmo Trading Corp., the Company has agreed to issue to Makmo Trading Corp., 2,000,000 shares of its common stock valued at $80,000, such value being the fair value of the shares of common stock on the date of issuance. The Company recorded this amount in the current quarter under professional fees in the condensed consolidated statement of operations.

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

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Expressed in United States Dollars)

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

The Company’s management has evaluated the subsequent events up to the date of the filing of this report and conclude that there is no subsequent event to report except for the following:

On July 13, 2015, the Company’s Board of Directors approved the amendment to Articles of Incorporation to increase authorized capital to 2,900,000,000 shares of common stock with a par value of $0.001.

Pursuant to the conversion of convertible notes from June 10, 2015 to July 7, 2015, the Company issued 377,905,950 shares of common stock valued at rates ranging $0.0012-$0.0015 to KBM Worldwide Inc. in accordance with the terms of the convertible notes.

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

Plan of Operation: Quebec

Abigail Lithium Property, Quebec

The Company’s Quebec exploration target in 2014 was expected to be the Abigail Lithium Property (the “Abigail Property”) situated within and adjacent to Nemaska Exploration’s Whabouchi Lithium discovery (as referenced in the Form 8-K filed with the SEC on December 3, 2010). The Abigail Lithium Project is located in the James Bay, Quebec region and is made up of 95 map-designated cells totaling approx 5,000 hectares.  They are covered by NTS sheets 320/12. The Abigail Property is located in a gneissic formation between the Lac des Montagnes volcano-sedimentary belt and the Champion Lake granitoids.  The principal exploration target for the Abigail Property is lithium-bearing spodumene and the Abigail Property is on strike with the high-grade spodumene-bearing pegmatite located on the Whabouchi property. The Abigail Property is underlain by the same gneissic formation that hosts the Lac Arques SW pegmatite. Magmatic NI-Cu type deposit associated with ultramafic intrusions may also be found. The Whabouchi spodumene-bearing pegmatite is located in a low magnetic anomaly on the flank of a medium magnetic high. A high magnetic anomaly located about one km north of the Whabouchi pegmatite can be interpreted as an ultramafic intrusion. An airborne survey over the Abigail Property could lead to the discovery of the same magnetic signature and help locate pegmatite and ultramafic intrusions of the Whabouchi and Nisk-1 type. In addition, the Abigail Property is easily accessible with year round roads, electrical power intersecting the Abigail Property from the town of Nemaska, cell phone service throughout the region, and a local airport in the town of Nemaska.

Nemaska’s Whabouchi deposit continues to confirm high-grade channel samples illustrating the width of the main mineralized zone. Furthermore, Nemaska has recently announced it is partnering with Chengdu Tianqi. Tianqi isthe largest lithium battery material provider in China that uses spodumene concentrate as its raw material to produce lithium carbonate and has extensive expertise in lithium products. This relationship validates Nemaska’s deposit and signals the strong potential for their lithium assets in the James Bay region.

On June 13, 2011, the Company entered into a geological and management services agreement (the “Exploration Agreement”) with Nemaska Exploration Inc. (“Nemaska”) to coordinate and execute the Company’s Summer 2011 exploration program.  The exploration campaign was led by geologist Yves Caron. Mr. Caron is currently Vice-President Exploration for both Nemaska Exploration and Monarques Resources and has been a member of the Ordre des Gйologues du Quйbec since 2001.  The Exploration Agreement term which was for a period of nine months has expired and the Company is currently negotiating to renew the contract at a future date.

Nemaska provided exploration services to the Company subject to the schedule of fees below.

Position	Cost per day

Sr. consultant - QP services	$1000

Project manager – i.t. geologist	$600

Student geologist	$450

Geologist assistant	$350

 The Company had committed to an initial exploration work budget of a minimum of $300,000 to commence no later than May 16, 2011. The Company announced on June 27, 2011 it started its first phase of the exploration campaign on the Abigail Property. The program commence date was delayed due to poor weather conditions in the region. The program was carried out with a team of nine people including two geologists and four technicians under a service agreement with Nemaska. The work program covered geological reconnaissance of approximately 2,500 hectares, mostly in the central and north part of the property. In addition, the Company focused its efforts on the same geological corridor east of the Whabouchi lithium deposit consisting of twelve kilometers on the same geological trend. The purpose of the exploration program was mainly to locate mineralized pegmatites, but also any other kind of economic mineralization. The Company has completed its geological and prospecting program on approximately 15% of the Property for approximately $175,000, following the budgeted schedule listed below.

 On September 19, 2011 the Company obtained the airborne magnetic survey for the Abigail Property from the Ministry of Natural Resources in Quebec. The airborne survey encompasses the entire Property covered by NTS Sheets 32O12 and 32O13 in the Lac Des Montagnes and Lac Abigail region of Quebec. The airborne survey will locate the ultramafic intrusions if they exist, the basalt and/or ultramafic remnants, the contrast between the gneiss and Champion Lake granitoids and, if the magnetic contrast with the encasing rocks is strong enough, the pregmatites. The Company believes the airborne survey is a critical step in the development of the Abigail Property. The Company had budgeted $150,000 for the survey, and fortunately was able to obtain the report from the Ministry of Natural Resources at a zero cost base. The Company retained the services of Donald Theberge, a professional engineer, to fulfill a Canadian NI43-101 report on its field operations, and to review the survey in respect to the planning of Phase II (discussed in details below) of the Company’s exploration campaign. The Nemaska report in conjunction with the airborne survey has allowed the Company to prepare a plan and budget for Phase II of the exploration campaign on the Abigail Property.  Phase II of the exploration campaign will involve a geological survey and prospecting program covering the targets to be defined by the airborne survey.

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

To fully explore the potential of the Property, a two-phase program is recommended. It is described in the proposed budget shown below:

Phase I (Compilation, geophysical and geological surveys and sampling with 2000 m of drilling)

Work	Quantity	Unit	Unit Cost	Total

Compilation of the EM Input (SDBJ) and Dighem (2007) anomalies (location of anomalies and interpretation)				$10,000

Line cutting (cut every 100 m and picketed every 25 m) on the main coincident Mag and EM anomalies. Provision of 125 km	125	km	$550	$68,750

Ground geophysics, EM (MaxMin) and Mag	125	km	$350	$43,750

Geology and prospecting on the cut lines and on the north part of the property (including room and board, transportation, etc.)				$100,000

Stripping, trenching and sampling, all inclusive				$50,000

Drilling on the target to be defined ($225/m, all inclusive)	2000	m	$225	$460,000

Report update, NI 43-101 and for statutory purposes				$10,000

Contingency, estimated at 10%				TOTAL
				PHASE I	$805,750

Phase II

Provision of 5,000 m of drilling to test the targets defined during Phase I	5000	m	$225	$1,125,000

Report update, NI 43-101 and for statutory purposes				$12,000

Contingency, estimated at 10%				$113,700

				TOTAL
				PHASE II	$1,250,700

				TOTAL
				PHASE I AND II	$2,056,450

In December 2011, the Company staked an additional 83 claims in the James Bay region of Quebec. The claims are 100% owned by the Company and registered in the name of the Company’s subsidiary, Tucana Exploration Inc. The property is made up of 83 map-designated cells totaling 4,439 hectares with 82 claims covered by NTS sheets 32O12 and 1 claim covered by NTS sheets 32N09. The cost of staking the claims was $8,215. The claims will expire in November 2013 and exploration work in the amount of $100,000 will be required upon renewal. The Company secured the additional claims based upon the NI 43-101 technical report and the magnetic and gradiometric airborne survey released by the Quebec Ministry of Natural Resources in September 2011. The Lac des Montagnes formation is the most fertile rock in this area for massive sulfides, and it is the same kind of volcano-sedimentary belt you would find in the Rouyn-Noranda and Val d’Or area yet more metamorphosed. The gradiometric magnetic survey shows magnetic anomalies are present on the property and should be further investigated.

 In March 2012, the Company renewed 71 mineral claims on the Abigail Property based upon the exploration work reported in the summer of 2011. These claims will expire between April and May 2014 and exploration work in the amount of $84,000 will be required upon renewal. In addition, the Company has dropped 85 mineral claims located on the northern perimeter of the property. The Company’s decision was based upon the results from the exploration program in the summer 2011 and a review of the airborne magnetic survey. The majority of the claims are located in the Lac des Montagnes volcano-sedimentary formation, and its immediate surrounding area. This is the most fertile ground in the area, and resembles the Abitibi greenstone volcano-sedimentary formations. The Company believes it has kept the most promising portion of the Property based upon the geology reports.

In March 2012, the Company also retained the services of Gestion SDM Inc. to represent the Company and manage all of the Company’s mineral claims with the Department of Natural Resources in Quebec and has terminated the agreement as of August 2013.

In October 2013, the Company elected to drop 83 Abigail claims and currently holds 95 Abigail claims. In May and June 2014 the Company elected to drop the remaining 95 Abigail claims.

Lac Kame and EM-1Properties, Quebec

 In addition to the Abigail Property, the Company closed an Lac Kame and EM-1 Purchase Agreement to acquire a One Hundred (100%) interest in two mining properties known as the Lac Kame and EM-1 both located in the James Bay, Quebec region of Canada. It is covered by NTS sheets 32O13. The property is made up of 37 map-designated cells totaling 1,961 hectares. The Company’s main interest with the newly acquired claims will be magnetic anomalies for kimberlite based upon the airborne magnetic survey released in October 2011.   The Company planned on raising an addition $150,000 to commence an initial exploration campaign designed to discover the precise location of drill test targets identified by the aireborne electromagnetic (“EM”) data.  Each identified target will be surveyed with ground EM instruments to insure that the character of the anomaly is consistent with known kimberlites.  The Company elected to let these claims expire in November 2013.

Plan of Operation: Nevada

On February 11, 2013, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Tucana Holdings Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Holdings”), and Rimrock Mining, Inc., a Nevada corporation (“Rimrock”), pursuant to which Holdings merged with and into Rimrock, and Rimrock became a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all the interest in three prospective gold exploration properties known as the Rimrock, West Silver Cloud and Pony Spur properties, located in northeast Nevada  (the “Acquired Properties”) and issued 17,800,000 shares of the Company’s Common Stock, to the sellers of the Acquired Properties as consideration for such properties. In accordance with the guidance provided in ASC 805-50-30-5, the transaction has been accounted for as ”Transactions between Entities under Common Control”. The Acquired Properties were recorded based on the carrying amounts in the accounts of the transferring entity at the date of transfer.  In addition, the Company issued 2,000,000 shares of its common stock to a consultant and paid legal charges amounting to $52,117 in connection with the transaction.  Any mineral production from the Acquired Properties is subject to net smelter return royalties of 3% to the previous claim owners. The Acquired Properties are comprised of almost 2,000 acres of land and are located on or in close proximity to the Carlin Trend and Midas Trend in Elko, Nevada.

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

The CSAMT survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter, of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company’s technical team, and include the following observations:

— The previously identified “Dilation” gold-silver target on surface along the major “IC Fault Zone” has been verified at depth by the survey.

— The siliceous mineralization associated with the “Dilation” target has been interpreted to be constrained by steeply dipping near-vertical fault zones.

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

The Paleozoic basement is likely part of the siliceous “Upper Plate” Vinini Formation package that lies beneath surface volcanic rocks, and above the Roberts Mountain Thrust fault package that separates the Vinini from “Lower Plate” sedimentary rocks. This “Lower Plate” sedimentary unit is known to host the large Carlin-style gold deposits situated further south at the Goldstrike-BlueStar-Carlin mine complex. The Paleozoic rocks at Rimrock are believed to have been domally uplifted to the surface, immediately west of the property boundary. As a result, the mineralized layer with Carlin-style gold potential could be much closer to the surface at Rimrock than at Hollister or at Midas. An updated evaluation of the northwest extension of the Carlin trend has been recently completed, and the Rimrock project is interpreted to lie directly in the heart of this projection of the prolific gold-bearing trend.

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

The “Dilation” target was formulated based upon new geologic mapping and geochemical sampling by the Company’s chief consulting geologist. The “Dilation” was formed when the northeast-trending IC Fault “jogged” to the east, forming a dilated rhomboidal shaped block in the jog area, which allowed hydrothermal fluids to more easily migrate upward and cause mercury-arsenic mineralization and alteration at the ground surface. Two small-scale mercury mines are situated in the southwestern part of this “Dilation” fault intersection block at Rimrock. The Dilation target at Rimrock shows highly altered, faulted, silicified felsic tuffaceous volcanic rocks at the surface, overlain by post-mineral rhyolitic flow domes similar to those near the Hollister Mine. The altered rocks locally show significant amounts of opaline silica and local mercury minerals, and local veining that crosscuts these rocks.

Newmont drilled several very shallow rotary drillholes in the project area in 1984 searching for near-surface disseminated gold mineralization. The “top elevations” of epithermal Midas-Hollister type gold-silver targets at Rimrock likely start at 150 to 300 metre depths below surface. The main zone of ore grade gold-silver mineralization at Midas is at least 500 metres in height, below the “top elevations”.  Local small poddy bodies of mineralization may occur above this “top elevation” level as at Midas. Rimrock Gold’s exploration efforts are focused upon discovery of deeper Midas and Hollister Mine style gold-silver mineralization, 125 to 300 metres below the surface. The elevations of ore zones at Hollister will be used to help guide exploration on the Rimrock property.

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

Rimrock Property

The Rimrock property is a Midas-style gold-silver property situated in the Midas (“Northern Nevada Rifts”) gold trend and also directly along a domed up portion of the Carlin Gold Trend, 8 Km northwest of Waterton Global’s Hollister gold-silver mine, and 16 Km east southeast of Klondex Mines Ltd.’s Midas Mine property. The Rimrock property comprises 54 lode claims that cover approximately 1,080 acres. The Rimrock property has three old mercury mines in the area, with one situated directly on top of the main gold ore target, which lies at a major fault intersection. The Paleozoic rocks at Rimrock have been domally uplifted to be present at surface, immediately west of the property boundary. Consequently, the rocks with Carlin-style gold potential could be much closer to the surface than at Hollister or at Midas. Anomalously elevated Carlin-only trace element thallium was found in three samples at Rimrock. This represents a geochemical leakage-upward anomaly of thallium and arsenic. The Company is now focused upon the discovery of relatively shallower Midas style gold-silver deposits. Any mineral production from the Rimrock, West Silver Cloud, and Pony Spur Properties is subject to Net Smelter Returns royalties of 3%.

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

The “Dilation” target was formulated based upon new geologic mapping and geochemical sampling by Rimrock’s chief consulting geologist. The “Dilation” was formed when the northeast-trending IC Fault “jogged” to the east, forming a dilated rhomboidal shaped block in the jog area, which allowed hydrothermal fluids to more easily migrate upward and cause mercury-arsenic mineralization and alteration at the ground surface. Two small-scale mercury mines are situated in the southwestern part of this “Dilation” fault intersection block at Rimrock. The Dilation target at Rimrock shows highly altered, faulted, silicified felsic tuffaceous volcanic rocks at the surface, overlain by post-mineral rhyolitic flow domes similar to those near the Hollister Mine. The altered rocks locally show significant amounts of opaline silica and local mercury minerals, and local veining that crosscuts these rocks.

Newmont drilled several very shallow rotary drillholes in the project area in 1984 searching for near-surface disseminated gold mineralization. The “top elevations” of epithermal Midas-Hollister type gold-silver targets at Rimrock likely start at 150 to 300 metre depths below surface. The main zone of ore grade gold-silver mineralization at Midas is at least 500 metres in height, below the “top elevations”.  Local small poddy bodies of mineralization may occur above this “top elevation” level as at Midas. Rimrock Gold’s exploration efforts are focused upon discovery of deeper Midas and Hollister Mine style gold-silver mineralization, 125 to 300 metres below the surface. The elevations of ore zones at Hollister will be used to help guide exploration on the Rimrock property.

In April 2013, the Company also announced that its contractor Zonge Engineering has completed a new Controlled Source Audio Magnetotelluric (“CSAMT”) geophysical resistivity survey on the Company’s Rimrock gold-silver project. CSAMT surveys have previously been very successful in delineating lithological boundaries and major fault zones in the region, including at the Hollister mine.

Zonge Engineering completed a 4-line survey covering 10.9 line Km east-west across the project property, spaced 250 to 400 meters apart, encompassing numerous geological targets previously identified by the Company’s technical team. The Company is presently interpreting the data with the help of Wright Geophysics. The final interpretations will be used to help select new exploration drilling targets at Rimrock.

Preliminary analysis of the raw CSAMT data appears to provide an excellent basis for defining and interpreting potentially mineralized structures at Rimrock. Some of these structural zones appear to be much wider than previously thought, including the previously identified “Dilation” Midas-style gold-silver target. The CSAMT survey also appears to have better defined the lithological boundary between the older Paleozoic basement rocks and the overlying volcanic rocks present at the surface, along with the geometry of faulting in the property area.

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

In May 2013, the Company announced that its geophysics consultant Wright Geophysics has provided the Company with an initial interpretation of the recently completed Controlled Source Audio Magnetotelluric (“CSAMT”) geophysical resistivity survey on the Company’s wholly-owned Rimrock gold-silver property in Elko County, Nevada. The Rimrock property is strategically located in a highly mineralized epithermal gold-silver district, 7 Km northwest of Rodeo Creek’s Hollister mine, and 16 Km southeast of Klondex’s Midas mine.

The survey covered 10.9 line Km east-west across the property, with four survey lines spaced 250 to 400 meters apart, encompassing all of the previously identified mineralization targets on the property. The CSAMT data were acquired using a 50 meter electric-field receiver dipole, and one CSAMT transmitter of a grounded dipole configuration. Initial interpretations of the CSAMT survey validate the mineralization model developed by the Company’s technical team, and include the following observations:

•	The previously identified “Dilation” gold-silver target on surface along the major “IC Fault Zone” has been verified at depth by the survey.
•	The siliceous mineralization associated with the “Dilation” target has been interpreted to be constrained by steeply dipping near-vertical fault zones.
•	These fault zones are interpreted to be up to 150 meters in width, representing one of the widest gold-silver targets in the entire Midas-Hollister region, potentially hosting near-surface bulk-mineable gold mineralization.
•	The location of older Paleozoic basement rocks has been identified to be between 275 and 375 meters below surface, confirming the mineralization model developed by Company geologists.

The Paleozoic basement is likely part of the siliceous “Upper Plate” Vinini Formation package that lies beneath surface volcanic rocks, and above the Roberts Mountain Thrust fault package that separates the Vinini from “Lower Plate” sedimentary rocks. This “Lower Plate” sedimentary unit is known to host the large Carlin-style gold deposits situated further south at the Goldstrike-BlueStar-Carlin mine complex. The Paleozoic rocks at Rimrock are believed to have been domally uplifted to the surface, immediately west of the property boundary. As a result, the mineralized layer with Carlin-style gold potential could be much closer to the surface at Rimrock than at Hollister or at Midas. An updated evaluation of the northwest extension of the Carlin trend has been recently completed, and the Rimrock project is interpreted to lie directly in the heart of this projection of the prolific gold-bearing trend.

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

In July 2013, the Company announced that it has identified and selected five new drill sites for drilling. The new drill sites were defined through interpretation of geological, geochemical, and geophysical data collected on the project by various former property owners and option-holders over the past 35 years. The Company’s management team has identified several mineralization targets along the IC Fault system, including the large Dilation Zone located between two well-defined faults representing a 100 meter wide drill target area. The Company plans to drill-test the area of convergence of these two faults at the northern and southern ends of the Dilation Zone. The Rimrock project has never been drill-tested specifically for the Midas-style gold-silver mineralization envisioned by the Company’s management. Rock samples from a recently completed surface sampling program at the project show anomalous values of several indicator metals typically associated with Midas-Hollister gold deposits, including arsenic and selenium.

In conclusion the Company’s comprehensive database for the Rimrock project provides a much clearer basis for defining the presence, geometry, and depth extensions of north-south trending structures that contain opalite-cinnabar (mercury sulfide) mineralization. The Company is planning to drill these initial targets, upon posting the requisite reclamation bond and receiving the drill-permit from the U.S. Bureau of Land Management.

These gold-silver targets at the Rimrock property have never been drill tested at depth for Midas-Hollister style gold-silver mineralization, nor for Carlin-style gold mineralization. The Company expects that the Rimrock property offers potential to hold a large, high-grade, underground mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Final Report - Job No: 12-338-08679-01

Sample	Au	Ag	Ce	Hf	La	Hg	Hg	Hg	Al	As	Ba	Be	Bi	Ca	Cd	Co	Cr	Cs	Cu
Designation	ppb	ppm	ppm	ppm	ppm	ppb	ppm	ppb	%	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	Au- 1AT- AA	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	Hg-AR- OR- CVAA	Hg-AR- TR- CVAA	Hg-AR- TR- CVAA	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	<5	0.27	6.83	<0.1	6.1		28.16	28160	0.24	1.5	618	3.22	<0.01	0.07	0.05	0.6	308	0.28	2
RMR-02	<5	0.41	47.47	<0.1	26.7		0.11	108	4.47	12.6	305	7.76	0.87	0.33	0.19	1	150	5.17	7.6
RMR-03	<5	0.39	83.04	0.1	52.9		0.15	147	4.9	6.1	174	5.65	<0.01	0.32	0.17	0.9	159	4.08	5.3
RMR-04	13	0.12	22.53	<0.1	15.6		19.53	19525	0.79	14.9	580	0.74	1.21	0.11	0.2	1	260	1.3	7.5
RMR-05	<5	0.21	2.57	2.5	1.6		68.5	68502	0.17	<0.2	726	0.59	<0.01	0.06	0.1	1	531	0.24	2.2
RMR-06	<5	0.14	0.31	1.1	0.5	327116	>100	>100000	0.07	<0.2	41	1.07	<0.01	0.02	0.07	2.6	626	0.07	2.5
RMR-07	<5	0.1	23.18	0.6	15.9		5.12	5120	1.33	39.5	820	1.25	0.98	0.18	0.22	<0.1	239	1.01	5.2
RMR-08	<5	0.44	4.83	2.7	2.9	311326	>100	>100000	0.3	1.4	644	0.16	<0.01	0.05	0.17	2.3	520	0.24	3.8
RMR-09	<5	0.32	82.42	5.8	46.5		10.23	10229	8.91	4.7	903	4.14	1.76	1.42	0.17	3.1	26	5.13	14.4
RMR-10	8	0.23	6.96	<0.1	3.6		84.94	84943	0.37	16	2004	1.13	0.8	0.11	0.42	0.5	314	0.86	5.1
RMR-11	<5	0.37	64.77	2.5	36		19.74	19740	4.37	8.3	891	3.07	1.03	0.47	0.44	0.6	39	4.71	10.3
RMR-12	<5	0.26	3.51	0.3	2.4	276411	>100	>100000	0.2	<0.2	400	0.18	1.28	0.04	0.12	1.3	722	0.29	3.1
RMR-13	<5	0.05	1.57	1.6	1.3		0.72	721	0.42	<0.2	152	<0.05	<0.01	0.15	0.06	0.5	77	0.76	0.6
RMR-14	7	0.26	116.99	2.1	54.8		6.76	6758	5.08	25.3	1274	0.56	<0.01	0.11	0.07	0.2	70	1.13	7.1
RMR-15	<5	0.53	61.74	6.4	32.1		4.21	4212	6.08	19.1	1654	0.41	<0.01	0.53	<0.02	1.2	25	2.5	40.3
RMR-16	6	0.87	58.16	3.8	31.7		0.22	220	6.51	5.3	75	10.43	<0.01	0.29	0.2	0.6	123	9.27	5.8
RMR-17	<5	0.8	68.43	3.4	34.5		0.14	137	5.25	5.8	469	7.4	<0.01	0.24	0.12	0.4	148	5.76	3.9
RMR-18	<5	0.87	32.35	4.2	17.7		0.14	145	5.45	6.6	1103	7.64	3.11	0.31	0.13	0.7	179	5.1	4.6

Final Report - Job No: 12-338-08679-01

Sample	Fe	Ga	Ge	In	K	Li	Mg	Mn	Mo	Na	Nb	Ni	P	Pb	Re
Designation	%	ppm	ppm	ppm	%	ppm	%	Ppm	ppm	%	ppm	ppm	ppm	ppm	ppm
	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	0.82	1.68	<0.05	<0.01	0.04	3.6	0.04	69	1.49	0.03	<0.1	6.1	45	3.2	<0.002
RMR-02	2.3	15.56	0.09	0.07	2.68	61.1	0.12	308	1.86	1.78	13.2	4.4	409	43.8	0.024
RMR-03	1.28	15.92	0.26	0.04	3.16	26.4	0.04	163	2.83	1.92	15.5	4.1	633	29.2	0.026
RMR-04	2.14	3.82	0.12	0.03	0.26	2.2	0.04	116	2.14	0.04	4.1	4.3	315	16.9	0.009
RMR-05	1.03	1.3	0.17	<0.01	0.05	1.1	0.02	102	0.71	0.03	7.1	8.6	63	3.6	<0.002
RMR-06	1.26	0.43	0.5	<0.01	0.03	0.6	<0.01	79	0.4	0.01	<0.1	9	22	<0.5	0.004
RMR-07	6.37	5.05	0.6	0.07	0.44	2.3	0.13	90	5.81	0.03	3.5	4	391	13.3	0.01
RMR-08	1.28	1.39	0.3	<0.01	0.06	2.2	0.03	205	0.93	0.02	7.6	8	64	3.7	0.005
RMR-09	3.03	18.22	0.31	0.07	1.37	21.5	0.98	315	0.23	0.8	8.4	4.9	544	21.1	0.019
RMR-10	6.38	5.34	1.66	0.06	0.11	1.3	0.03	64	4.14	0.02	3.7	4	179	34.7	0.01
RMR-11	2.44	13.11	0.35	0.09	1.15	13.1	0.49	97	3.56	0.35	12.8	1.4	478	29.1	0.008
RMR-12	2.73	1.87	0.41	0.01	0.06	1.9	0.02	107	2.5	0.03	3.6	10.1	108	33	0.007
RMR-13	0.51	1.16	0.08	<0.01	0.11	0.5	0.03	60	0.45	0.03	<0.1	1.9	32	13.8	0.006
RMR-14	1.71	15.32	0.32	0.09	0.42	10.8	0.01	23	4.82	0.11	12.5	1.4	1013	23.9	0.01
RMR-15	4.95	19.53	0.16	0.13	0.42	8.1	0.89	129	0.91	0.12	16.6	2.1	281	21.8	0.016
RMR-16	1.49	21.83	0.33	0.07	4.09	51.5	0.07	127	1.74	2.83	35.8	3.3	281	54.8	0.025
RMR-17	1.2	17.08	0.35	0.17	3.48	46	0.12	123	2.34	1.89	34.1	4.1	185	49.9	0.017
RMR-18	1.09	16.94	0.26	0.18	3.3	36.9	0.17	90	3.27	2.01	38.6	4.3	182	52.7	0.012

Final Report - Job No: 12-338-08679-01

Sample	Sb	Sc	S	Se	Rb	Sn	Sr	Ta	Te	Th	Ti	Tl	U	V	W	Y	Zn	Zr
Designation	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm	%	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	50- 4A- UT	50- 4A- UT	50- 4A- UT	50-4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT	50- 4A- UT
RMR-01	1.45	0.2	0.034	<1.0	0.3	3.3	25	1.06	<0.05	2.7	0.034	0.49	16.6	6	<0.1	8.8	<2	24.9
RMR-02	1.71	1.3	0.011	2.5	190.1	6.6	40.4	0.74	<0.05	20.7	0.046	1.45	14.4	26	<0.1	80.8	135	26.2
RMR-03	<0.05	1.1	0.021	2.5	175.7	5.1	29.2	0.54	<0.05	21.4	0.047	<0.02	25.5	10	<0.1	73.9	54	26
RMR-04	0.98	3.3	0.386	<1.0	9.4	1.6	72.9	<0.05	<0.05	5.2	0.279	0.11	9.3	40	<0.1	13	3	53.2
RMR-05	2.76	1.5	0.025	<1.0	0.4	1.3	16.5	0.16	<0.05	0.4	0.089	1.54	12.4	4	<0.1	3.9	<2	164.2
RMR-06	3.98	1.4	0.012	3.2	<0.1	0.6	3.7	<0.05	<0.05	<0.2	0.12	0.58	13.3	3	<0.1	0.8	<2	100.3
RMR-07	3.78	5.2	0.3	<1.0	11.4	1.5	126.5	<0.05	<0.05	6.3	0.234	0.14	4.3	197	<0.1	28.9	4	117.3
RMR-08	1.9	3.1	0.036	1.6	1.3	1.9	23.4	0.52	<0.05	1.3	0.153	0.73	6.2	10	<0.1	5	<2	172.2
RMR-09	<0.05	10.7	0.366	1.8	97.9	3	253.7	0.17	<0.05	11.3	0.39	1.26	4	54	<0.1	40.5	91	300.4
RMR-10	3.6	7.4	0.111	6.5	4.5	2	77.4	<0.05	<0.05	8.2	0.317	0.68	17.8	89	<0.1	29.4	5	59.9
RMR-11	<0.05	4.5	1.098	<1.0	46.2	4.1	163.8	0.57	<0.05	11.4	0.408	2.08	3.2	39	<0.1	17.9	69	183.4
RMR-12	3.98	2.6	0.027	<1.0	1.8	1.1	12.5	<0.05	<0.05	1.4	0.229	0.68	8.3	36	<0.1	5.6	<2	61.6
RMR-13	<0.05	3.5	0.01	<1.0	1.2	1	31.5	<0.05	<0.05	0.4	0.13	0.23	7.7	5	<0.1	3.1	3	179.1
RMR-14	<0.05	6.9	0.837	2.1	5.3	3.6	535.4	0.47	<0.05	18.1	0.187	1.27	6.8	33	<0.1	29.8	7	108.7
RMR-15	<0.05	6.3	0.341	<1.0	26.4	3.5	71.7	0.2	<0.05	14.3	0.249	1.03	4.4	48	<0.1	42.1	81	320.8
RMR-16	<0.05	1	0.017	2.9	309.1	12.8	18.7	2.12	<0.05	34.2	0.048	3.45	7.4	11	<0.1	78.5	88	77.9
RMR-17	<0.05	0.5	0.017	1.8	245.4	10.7	35.9	1.48	<0.05	30.1	0.039	2.46	8.6	13	0.2	70.5	81	77.1
RMR-18	1.84	0.7	0.036	<1.0	219.2	18.7	58.6	2.18	<0.05	33	0.043	2.24	8.2	9	0.7	34.4	44	95.1

West Silver Cloud

The West Silver Cloud property is a Midas-style gold-silver property situated 12 Km southwest of Waterton Global’s Hollister gold-silver mine, and 22 Km southeast of Klondex Mines Ltd.’s Midas Mine property. The nearby Silver Cloud Mine is an old, open-pit mercury mine situated on top of Placer Dome’s main gold-silver ore target, which carries high-grade, drill-indicated gold mineralization. The West Silver Cloud property comprises 38 lode claims that cover approximately 760 acres. West Silver Cloud has never been tested by drilling, and we believe offers good potential to hold a large, high-grade, underground-mineable Midas-Hollister-type Low Sulfidation gold-silver deposit.

Silver Cloud

The Silver Cloud Property consists of 552 Mining Claims totaling 11,210 acres situated 55 Km northeast of the mining center of Battle Mountain, and 80 Km west-northwest of Elko city, a regional mining hub. The Silver Cloud Property lies immediately to the southwest of Waterton Global’s epithermal bonanza gold-silver Hollister Mine, and 3.8 Km southwest of the Hollister Mine open pit. The Silver Cloud Property also lies 16 Km southeast of Klondex’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal veins. The Company controls an additional 38 claims along the west side of the Silver Cloud Property, called the West Silver Cloud property.

Any mineral production from the Silver Cloud Property is subject to net smelter return royalties of 2% due to Royal Gold Inc. and 3% to the underlying claim owners. The Company is also required to pay $50,000 to the Pescio family annually. The lease term is to June 30, 2023 with option to extend the lease term for three subsequent ten years terms.

As a result of this latest acquisition, the Company’s land package in the region has increased by 11,000 acres, making it one of the largest landholders among junior exploration companies operating in Nevada with over 13,000 acres held. The Company has inherited a comprehensive database reflecting previous exploration campaigns conducted on the Silver Cloud Property by Placer Amex, Newmont, Placer Dome, Teck Resources and Geologix. This database includes:

•	Drilling information including drill hole locations, drill core logs, cross-sections, long-sections, level plans, down hole survey information, QA/QC information and assay results
•	Regional and local geological information including lithological mapping, structural interpretations, alteration mapping, large-scale formational modeling and detailed mineralization modeling
•	Geochemical information including surface rock chip sampling, multivariate soil sampling and biogeochemical sampling surveys
•	Geophysical information including Airborne Magnetics (AeroMag), Controlled Source Audio Magnetotelluric (CSAMT), E Scan, and Ground Gravity surveys
•	Base maps including claim maps, topographic maps and satellite images

Modern exploration on the Silver Cloud Property was conducted in the 1980’s, when Placer Amex drilled 14 shallow holes in search of mercury. That campaign’s best gold hit was a 3.05 meter intercept grading 0.197 g/t Au. In 1989, Newmont optioned the property and conducted additional shallow drilling of 23 holes in different parts of this large property through 1994, including in the Quiver Mine area in the northwest part of the property. Highlights from these Newmont drill programs included a 1.52 meter intercept grading 3.1 g/t Au at shallow depths.

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

Placer Dome optioned the property in 2002 and subsequently drilled 3,832 meters in 11 rotary and core holes in the property area. Placer Dome’s best drill intercept was from a new discovery in the Egg Hill target area, situated 1400 meters west of the Silver Cloud Mine and close to the West Silver Cloud property. The intercept graded 5.53 g/t Au over a 12.2 meter interval in a structure at the contact between two lithological units – the rhyolite tuff and the intrusive rhyolite porphyry.

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

The working Midas-style gold target model used by the Company’s technical team interprets the “top elevations” of epithermal Midas-Hollister type gold-silver targets at Silver Cloud to start at 150 to 300 meter depths below surface. The main zone of ore grade gold-silver mineralization at Midas extends for at least 500 meters vertically, below the “top elevations”. Local “pod-like” bodies of gold mineralization may occur above this “top elevation” level, as at Midas and in the larger open pit at Hollister. The Company’s exploration efforts are focused upon discovery of Midas and Hollister style gold-silver mineralization, 125 to 300 metres below the surface.

The main gold-silver targets at the Silver Cloud Property are Midas-Hollister style volcanic epithermal low-sulfidation vein and disseminated gold deposits, which appear to be situated along or near fault zones, near or beneath siliceous “sinter” hot spring deposits. These siliceous sinters occur on and close to the paleo ground surfaces along the Midas - Silver Cloud trend, which is part of the “Northern Nevada Rifts” volcanic province. Mercury occurrences are present locally in and near these siliceous sinters, and are interpreted to be locally indicative of gold mineralization at further depth, as at Hollister. At least three gold target areas have been discovered by rock chip sampling and drilling to date on the Silver Cloud Property: 1) the “Mine” target at the Silver Cloud Mine discovered by Teck, where a drill hole carried a 1.5 meter intercept grading 157 g/t Au at a depth of 318 meters below surface, 2) the “Egg Hill” target area initially discovered by Placer Dome and further explored by Geologix, and 3) the Quiver target area explored by Newmont and Geologix. Several exploration holes were drilled at Egg Hill, including a significant gold discovery hole yielding 12.2 metres of 5.53 g/t Au at a depth of 208 metres below surface, situated at the contact with a rhyolitic intrusive.

Geologix drilled two core holes in the Mine target area, away from the earlier Teck and Placer Dome drillholes. These holes encountered highly anomalous gold and silver in sulfide-rich breccias and low-temperature banded Midas-style quartz veins. To date, less than 10% of the large Silver Cloud Property has been explored. No drilling work has yet been conducted on the Company’s adjoining West Silver Cloud claims area.

The Silver Cloud Property also lies directly astride the prolific Carlin Trend break that boasts numerous giant world-class sediment-hosted gold deposits. Excitingly, the Paleozoic rocks that host numerous gold deposits in the region, are present at the surface at the Hollister Mine and near the Company’s Rimrock property, north of Silver Cloud. Consequently, Silver Cloud may have Carlin-style gold potential, albeit at fairly great depths. The CSAMT data is being evaluated to further investigate this Carlin-style gold potential. Great Basin Gold drilled one deep hole at Hollister and penetrated Devonian Rodeo Creek unit Paleozoic rocks, but never reached the Carlin-host Popovich-equivalent limestone rock section, which lies at still greater depths.

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

The Company will study the Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Geologix’ latest two drillholes at Silver Cloud encountered several zones of gold mineralization, and previous drilling by Placer Dome and Teck encountered local zones of very high-grade gold mineralization.

After an initial study of the Company’s new database including previous exploration campaigns conducted on the Silver Cloud Property, has led to the discovery of a fourth, possibly significant new target extension of one of the southernmost vein systems occurring directly on the Hollister Mine property. This is located in the northeast corner of the Silver Cloud property. The Company now will conduct further research on this target zone in advance of possible drilling in 2015.

The main gold-silver targets at the Silver Cloud Property are Midas-Hollister style volcanic epithermal low-sulfidation vein and disseminated gold deposits, which appear to be situated along or near fault zones. Mercury occurrences are present locally in and near these siliceous sinters, and are interpreted to be locally indicative of gold mineralization at further depth as at Hollister. At least four gold target areas have been discovered by rock chip sampling, mapping and drilling to date on the Silver Cloud Property: 1) the “Mine” target at the Silver Cloud Mine discovered by Teck, where a drilled hole carried a 1.5 meter (5 feet) intercept grading 157 g/t Au at a depth of 318 meters below surface, 2) the “Egg Hill” target area initially discovered by Placer Dome and further explored by Geologix, where up to 12.2 metres of 5.53 g/t Au, 3) the Quiver target area explored by Newmont, and 4) the newly discovered Hollister South target mentioned above.

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

Rimrock Gold’s Vice President of Exploration, who is a certified professional geologist and “qualified person” for purposes of Canada’s National Instrument 43-101 Standards Disclosure for Mineral Properties, will study and re-assay portions of the newly-acquired Silver Cloud drill core in an effort to develop new drill targets for potential gold-silver development at Silver Cloud. Previous drilling by Placer Dome and Teck encountered two local zones of very high-grade gold mineralization known as the large “Silver Cloud Mine” target of Teck, and the “West Ridge” target of Placer Dome. There are four or more other gold-silver target areas on the property; the “Central Core”, “Northeast Extension”, “Quiver”, and “West Silver Cloud.”

Teck Explorations discovered the Silver Cloud Mine target in angled drillhole SCT-5, which encountered a 1.5 meter (5 feet) interval assaying 157 grams per tonne gold (“g/t Au”) at a depth of 318 meters below surface. Placer Dome tried to twin this drillhole in hole SCP-11c, and found an interval near the SCT-5 intercept that assayed 279 g/t silver and 760 ppm tungsten, a drill assay very similar to that found at Rimrock Gold’s Ivanhoe Creek property situated along trend north of and adjacent to the Hollister Mine. These samples will be studied in detail and re-assayed in shorter intervals. The goal is to determine how to re-drill this high-grade target effectively in order to define the geology and possible high-grade gold-silver mineralization. The Silver Cloud Mine target area is quite large being at least 2,000 meters in length.

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

The third target to be analyzed in Rimrock Gold’s new work program is the Central Core target area where Geologix drilled two extended, lower angle drillholes in 2005 totaling 1,603 meters of core length across the Central Core target area at Silver Cloud. These two drillholes encountered several zones of gold mineralization in a broad brush sweep across the target area. Rimrock Gold has the core for these drillholes and will re-log this core and re-assay any intervals of geological interest.

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

The Ivanhoe Creek property lies immediately adjacent to the north of the epithermal bonanza gold-silver Hollister Mine property that was recently purchased by Waterton Global Resources. Ivanhoe Creek also lies 17 Km southeast of Klondex Mines Ltd.’s Midas Mine, which is currently producing gold and silver from high-grade volcanic epithermal gold-silver veins.

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

The five exploration holes drilled at Ivanhoe Creek are believed to have been too shallow to adequately test for the Midas-style gold-silver targets envisioned by the Company. The drillholes at Ivanhoe Creek found: 1) Anomalous assay values of gold in each hole drilled, and 2) Anomalous silver values in each hole, including up to an assay value of 7.64 ounces per ton silver in hole 07-10 between 426-436 feet (core length; true width not known). This latter silver-rich intercept also contained high values of 1130 ppm tungsten, more than 100 ppm mercury, and 0.02 ppm gold. Local high geochemical analysis values of arsenic, antimony, and selenium suggest that a Midas-style mineral system was imposed on these rocks altered and metamorphosed earlier by contact metamorphism of nearby granitic plutons.

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

The property comprises 7 lode mining claims of approximately 140 acres, which have been filed with the BLM. The Pony Spur property area sits along a WNW trending, Rain Fault-parallel fault system of undetermined width that intersects the Pony Creek gold deposit area just east of our property boundary. Two types of strong surface gold mineralization and alteration are present at the Pony Spur gold property. A low-sulfidation silica-rich, breccia pipe with gold mineralization crops out at the surface of Pony Spur, similar to mineralization present in Allied Nevada’s Pony Creek gold deposit, and the drill hole by Sage Gold intersected gold mineralization in this pipe. Carlin style, thallium-gold rich geochemical rock anomalies also are present at the surface at Pony Spur, possibly indicative of Rain-Meikle type fault-controlled Carlin-style sediment-hosted gold mineralization at depth.

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

Results of Operations for the three and nine months ended May 31, 2015 compared to the three and nine months ended May 31, 2014

We currently have no known mineral reserves and have not generated any revenue from our mining activities.

For the three and nine months ended May 31, 2015, our operating expenses and net loss from operations were $74,919 and $568,102.

Operating expenses for the three months ended May 31, 2015 were $74,919 compared to $306,907 for the three months ended May 31, 2014. The decrease of $231,988 in operating expenses was due to decrease in professional and consulting fees by $123,175 in connection with legal, accounting, consulting, and auditing services related to quarterly review and the related filings, reversal of consulting fee of $280,000 and a decrease in office and general expenses by $4,326, partially offset by increase in interest expense including day one excess value interest expense of $65,006 on new convertible notes issued in March and April 2015 and increase in fair value change of convertible notes by $110,383.

Operating expenses for the nine months ended May 31, 2015 were $568,102 compared to $654,823 for the nine months ended May 31, 2014. The decrease of $86,721 in operating expenses was due to decrease in professional and consulting fees by $322,931 in connection with legal, accounting, consulting, and auditing services related to quarterly review and the related filings and a decrease in office and general expenses by $9,172, partially offset by increase in interest expense including day one excess value interest expense of $126,252 on new convertible notes issued in October and December 2015 and March and April 2015 and increase in fair value change of convertible notes by $122,685.

Net loss for the three and nine months ended May 31, 2015 was $74,919 and $568,102 as compared to $306,907 and $654,823 net loss for the three and nine months ended May 31, 2014. The reason for the decrease in operating losses is the same as explained in operating expenses.

During the three and nine months ended May 31, 2015 and 2014, we had no provision for income taxes due to the net operating losses incurred.

Liquidity and Capital Resources

As of May 31, 2015 we had a cash balance of $2,224 and a working capital deficit of $429,115.

The Company raised $129,000 from the issuance of convertible notes during nine months ended May 31, 2015. The proceeds are being used to fund operations such as legal and audit fees, and investing activities of the Company as discussed above in our Plan of Operations.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued following shares in connection with the conversion of convertible notes:

During March and April 2015, the Company issued 184,182,196 and 177,008,583 shares of common stock valued at rates ranging from $0.0001 to $0.0093 and from $0.0001 to $0.0021 to KBM Worldwide Inc. and Gold Coast Capital respectively, in accordance with the terms of the convertible notes.

From June 10, 2015 to July 7, 2015, the Company issued 377,905,950 shares of common stock valued at rates ranging from $0.0012 to $0.0015 to KBM Worldwide Inc. in accordance with the terms of the convertible notes.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Mine Safety and Health Administration Regulations

During the nine months ended May 31, 2015 and the fiscal year ended August 31, 2014, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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
Jordan Starkman President and Secretary (Duly Authorized Officer, Principal Executive Officer and Date: July 20, 2015

